Form 10-K
period 1996-12-31
EXSTAR FINANCIAL CORP
filed 1997-04-30
CIK 893963

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1996
                         Commission File Number 0-20995




                          EXSTAR FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                      Delaware                                77-0321240
              (State of Incorporation)                  (I.R.S. Employer ID No.)

               2029 Village Lane, Solvang, California  93463-2275
              (Address of principal executive offices) (Zip Code)

                                 (805) 688-8013
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes       No  X
                                    ---      ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      .
                              ----

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on July 17, 1996.*/

                                   $1,257,600

 The number of shares outstanding of the registrant's Common Stock, par value
                         $0.01, as of March 31, 1997.

                                   5,497,500

================================================================================





*/ July 17, 1996 was the last day the Common Stock was traded on the Nasdaq National Market before it was delisted on July 18, 1996.

                                     PART I
ITEM 1.  BUSINESS

         OVERVIEW OF CURRENT BUSINESS OPERATIONS

         Exstar Financial Corporation ("Exstar" if referring to the parent company, or the "Company" if referring to Exstar and its direct and indirect subsidiaries) is a holding company which indirectly owns Alpine Insurance Company, an Illinois property and casualty insurance company ("Alpine"). Historically, the Company engaged principally in "direct" underwriting ("direct" underwriting consists of issuing insurance policies directly to the insureds) of specialty lines of casualty insurance on a surplus lines basis. The Company conducted insurance through its two insurance company subsidiaries, Alpine and Transco Syndicate #1 Ltd. ("Syndicate"), a former member of the Illinois Insurance Exchange ("IIE") which no longer functions as an insurance company. See "-- Combination of the Syndicate with Alpine." As a result of events occurring since the end of 1995, however, including A.M. Best Company ("Best") ratings downgrades and regulatory restrictions relating to Exstar's insurance company subsidiaries, the Company ceased issuing direct insurance in August 1996, and is not currently issuing insurance policies directly to insureds. The Company's current business activities, instead, consist of: acting as a reinsurer (effective as of April 1, 1997) with respect to insurance policies issued by an insurance company not affiliated with the Company; handling claims under policies and reinsurance contracts previously issued by the Company and implementing mid-term adjustments to and cancellations of such policies; and related management, investment, reporting and accounting functions.

         The Company's future is uncertain. Its organizational structure and operations have undergone significant changes since the end of 1995. Many of these changes (including its determination to cease issuing direct insurance) have been the result of management's efforts to address severe business and regulatory pressures the Company has faced, and continues to face, in a manner which takes into account the interests of policyholders, stockholders, regulators and business partners. Because all issues have not been resolved, significant changes to the Company's structure and operations are likely to continue.

         Since July 1996, virtually all of the Company's financial transactions, organizational relationships and business methods (and the changes in such relationships and methods) have been subject to the review and approval of the Illinois Department of Insurance ("Illinois DOI"), the principal regulator of Alpine, pursuant to an order issued by the Illinois DOI ("Illinois Order"). See "-- Regulation -- Illinois Order." The Illinois Order subjects Alpine and its officers, directors and affiliates to a higher level of regulatory scrutiny than that to which they previously were subject and to which most other insurers are subject. No understanding has been reached with the Illinois DOI as to when the current level of oversight may cease or diminish. In addition, certain other state insurance regulatory authorities have acted to withdraw or restrict Alpine's authority to issue policies in their states. See "-- Regulatory Restrictions."

         The Company's operating results and cash flows currently are almost completely dependent on the operating results and cash flows of Alpine, which, since April 1996, has had a C (Marginal) rating from Best. See "-- Background Concerning Changes in Operations -- Best Ratings Downgrades" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" -- Item 7. Management does not believe Alpine's current C rating will allow Alpine to attract profitable direct insurance business. In addition, Alpine's policyholders' surplus, at $12.6 million at December 31, 1996, is currently below the minimum policyholders' surplus (generally $15 million) required for qualification as a surplus lines insurer in many states, including California and other states which previously accounted for most of the Company's premium revenue. Accordingly, management does not intend to issue direct insurance coverages through Alpine, or to expend substantial resources to eliminate certain of its current regulatory restrictions, until Alpine is able to obtain a Best rating which management believes will allow it to attract a sufficient volume of profitable direct business and until Alpine's policyholders' surplus has increased to at least $15 million. Management believes the Company needs a Best rating of B+ or higher to attract a sufficient volume of profitable business. Management does not know whether a B+ or better Best rating can be attained in the near future.

         As an alternative to direct insurance, effective as of April 1, 1997, Alpine entered into a casualty quota share reinsurance agreement ("Quota Share Arrangement") with United Capitol Insurance Company (together with its affiliates, "UCIC"), an A- (Excellent) Best rated Wisconsin insurer with 1996 year-end policyholders' surplus of $53.4 million. Pursuant to the Quota Share Arrangement, UCIC cedes to Alpine, and Alpine assumes, a portion of the business placed with UCIC by Transre Insurance Services ("Transre") and Exstar E&S Insurance Services ("E&S"), two entities which are affiliated with, but are not subsidiaries of, Exstar. Transre and E&S have entered into a Limited Agency Agreement ("Limited Agency Agreement") with UCIC pursuant to which Transre and E&S produce for UCIC business of the type previously produced for the Company by TCO Insurance Services, Inc. ("TCO-IL"). Claims on such business are handled by Claims Control Corporation ("Claims Control"), another entity which is affiliated with, but is not a subsidiary of, Exstar. The Quota Share Arrangement has been approved by the Illinois DOI, but has not been submitted to or approved by any other state regulatory authorities. Certain other state regulatory authorities, including some that acted during 1996 to restrict Alpine's authority to issue direct insurance business in their states, could seek to assert jurisdiction over and limit or disapprove the Quota Share Arrangement. Management is currently not able to determine whether any such efforts will be made, or the extent to which they likely would affect the Quota Share Arrangement.

         Management believes that the Quota Share Arrangement, if it continues as currently structured, will enable the Company to generate profits from business placed with UCIC and ceded to Alpine. There can be no assurance, however, that any such profits will be generated, or that the Quota Share Arrangement will remain in effect as currently structured, or at all. Should the Quota Share Arrangement be discontinued or its terms and conditions be changed in a manner which is materially adverse to the Company, and a profitable alternative arrangement not be entered into by the Company, the Company would essentially be operating in "run off," whereby its functions would be limited to settling outstanding liabilities and liabilities incurred in the future under existing policies, with little or no current underwriting revenue. Although the Company would attempt to further reduce costs, it could experience significant losses under such circumstances. No alternative to the Quota Share Arrangement is currently under consideration by the Company.

         Further information concerning the circumstances surrounding the changes in the Company's operations, and concerning the Company's current operational and organizational structure, is set forth in "-- Background Concerning Changes in Operations" and "-- Current and Future Operations and Organizational Structure."

FINANCIAL REPORTING; DELISTING OF COMMON STOCK

         Exstar's common stock ("Common Stock") currently is not approved for trading on the Nasdaq National Market ("NNM"). The delisting of the Common Stock resulted from a series of events relating principally to the Company's reserves for losses and loss adjustment expenses.

         In February 1996, the Company's independent actuaries arrived at a determination that the Syndicate and Alpine had experienced substantial adverse loss development during 1995. This adverse loss development was in addition to adverse loss development experienced by Alpine during 1994 and the Syndicate during 1993. In order to evaluate the loss data on which the actuarial determinations were based, the Company hired an independent claims specialist in February 1996 to conduct a review of its "case" loss reserves (reserves relating to specific claims). Based on the claims specialist's review of the Company's claim files, the Company determined that its case loss reserves were substantially overstated. See "-- Losses and Loss Adjustment Expenses." Alpine and the Syndicate were unable to provide data concerning the reserve overstatements in final form to the actuaries in time for such data to be considered in the actuaries' certification of Alpine's and the Syndicate's 1995 loss reserves for their 1995 statutory financial statements. Consequently, the statutory financial statements incorporating the overstated loss reserves (which subsequently were determined to be overstated by approximately $14.9 million) were provided to the Illinois DOI. Based, in part, on such statutory statements, the Illinois DOI began an investigation of Alpine, which investigation ultimately included an independent actuarial review of the Syndicate's and Alpine's loss and loss adjustment expense reserves.

         Because loss reserves are a critical component of the Company's financial statements (representing the largest liability item in the Company's financial statements), management determined not to file an annual report on Form 10-K or quarterly reports on Form 10-Q until issues concerning the Company's loss reserves, as well as issues raised in connection with the Illinois DOI's review of Alpine and TCO-IL, were substantially resolved. The independent actuarial review and recertification of the Company's loss reserves were not completed until August 1996 and such reserve analysis was not accepted by the Illinois DOI until December 1996. Accordingly, the Company did not file its annual report on Form 10-K for the year ended December 31, 1995 ("1995 10-K") or its quarterly reports on Form 10-Q for any quarter of 1996 ("1996 10-Qs"). Due to the Company's failure to file its 1995 10-K and 1996 10-Qs, as well as the Company's failure to meet certain other NNM criteria for continued listing, including Exstar's failure to have at least two independent directors on its board of directors (Exstar currently has only one independent director), Exstar's Common Stock was delisted from the NNM in July 1996. See "Market for Registrant's Common Equity and Related Stockholder Matters" -- Item 5.

BACKGROUND CONCERNING CHANGES IN OPERATIONS

         Best Ratings Downgrades. In January 1996, Best lowered its rating of Alpine from A- (Excellent) to B (Adequate) and lowered its rating of Alpine's then parent company, the Syndicate, from B+ (Very Good) to B (Adequate). Both ratings were further downgraded in April 1996 to C (Marginal). Best attributed the ratings downgrades to concerns with respect to the two companies' low capital and surplus levels relative to their surplus lines peers, poor underwriting results, high premium growth relative to their capital and surplus levels, and unfavorable liquidity positions, as well as (with respect to the April downgrades) Exstar's failure to file its 1995 10-K and the loss reserving issues related thereto. Best also expressed concern that a lack of management oversight with respect to claims handling and case reserving practices might have contributed to the inaccuracy of the Company's loss reserves. At the time Best reduced Alpine's and the Syndicate's ratings to Cs, it also placed their ratings under review with developing implications pending its review of additional loss reserve studies, audited statutory financial statements, the Company's financial statements prepared in accordance with generally accepted accounting principles ("GAAP") and the 1995 10-K (or comparable information).

         Management believes surplus lines insurers' abilities to generate premium revenue are dependent, in significant part, on their Best ratings. Insurance producers are often unwilling or unable (due to the desires of and requirements applicable to their customers) to place business with insurers with inadequate Best ratings. Most of the producers that placed business with the Company prior to the ratings downgrades have been unwilling or unable to place the same business with the Company since the ratings were downgraded to Cs. As a result of the ratings downgrades and regulatory restrictions applicable to the Company (see "-- Regulatory Restrictions"), the Company ceased issuing direct insurance in August 1996. Management believes efforts to attract profitable direct business are unlikely to be successful until Alpine's Best rating is improved to at least B+. In view of the uncertainty with respect to the Company's future operating prospects and other factors, management does not know whether a B+ or better Best rating can be attained in the near future.

         Regulatory Restrictions. In early 1996, management approached the Illinois DOI to discuss Alpine's loss reserves, its financial condition (as reflected in the initially filed statutory financial statements incorporating the overstated loss reserves), its relationship with TCO-IL, including TCO-IL's inability to pay Alpine amounts owed by TCO-IL following Alpine's Best rating downgrades and the resulting decline in TCO-IL's revenues. See "-- Background Concerning Changes in Operations -- Best Ratings Downgrades", "-- Current and Future Operations and Organizational Structure -- Relationship with TCO" and "-- Regulation." Based on that discussion and issues concerning Alpine's statutory financial statements (see "-- Losses and Loss Adjustment Expenses"), the Illinois DOI commenced an actuarial and financial review of Alpine. In connection with this review, the Illinois DOI issued the Illinois Order directing, among other things, that Alpine and its owners, officers, directors and employees, make no disbursements of any kind (including dividends, compensation payments or asset transfers or purchases), except for properly authorized insurance claim payments, without the prior written approval of the Illinois DOI, and that Alpine enter into no commitments to make any such disbursements and no transactions with any affiliates without the prior written approval of the Illinois DOI. The impact of this order has been to subject virtually all of Alpine's and the Company's transactions, organizational relationships and business methods to close scrutiny by, and approval of, the Illinois DOI.

         In response to the Syndicate's and Alpine's filings of statutory financial statements incorporating the overstated loss reserves, the Best rating downgrades and the Illinois Order, certain other state insurance regulatory authorities acted to restrict or preclude the Company's issuance of direct insurance coverages in their states. In June 1996, the California Department of Insurance withdrew Alpine's authority to conduct surplus lines business and also denied Alpine's application for a license to conduct admitted business in California, citing concerns with respect to Alpine's financial strength and management competency. Historically, California was Alpine's largest market, accounting for approximately 65% of its 1995 direct written premium. Because Alpine's policyholders' surplus was deemed insufficient to meet minimum requirements and because of regulatory concerns relating to Alpine's financial condition, Alpine also lost its authority to write direct business in other states, including Idaho, Michigan, New York, Ohio, Pennsylvania, Texas and Virginia, and had its authority restricted in Florida.

         Management believes Alpine's C Best rating, its prior and existing regulatory issues, its reduced policyholders' surplus level, and its level of risk based capital (see "-- Regulation") could interfere with any potential efforts by Alpine to requalify for surplus lines authority in states in which it has lost such authority, should Alpine seek to requalify, and could result in the loss of, or restrictions on, Alpine's authority to write direct business in other states in 1997. These factors also could adversely impact Alpine's ability to act as a reinsurer of UCIC pursuant to the Quota Share Arrangement, or of any other insurer (see "-- Current and Future Operations and Organizational Structure").

CURRENT AND FUTURE OPERATIONS AND ORGANIZATIONAL STRUCTURE

         Relationship with UCIC. Following the downgrading of the Company's Best ratings, management began seeking alternative methods of conducting business other than its historical practice of writing direct business. As part of this effort, management engaged in discussions with a number of other insurance companies, including UCIC. UCIC initially was interested principally in forming an alliance with Peter J. O'Shaughnessy, Exstar's chief executive officer and principal stockholder, and employees of the Company's former underwriting manager, TCO-IL and certain affiliates of TCO-IL, through which business of the type previously produced by TCO-IL for the Company would be produced for UCIC. Mr. O'Shaughnessy and other members of Company management conditioned participation in such an arrangement on UCIC's agreeing to allow Alpine to participate, as a reinsurer of UCIC, on a significant portion of the business produced for UCIC. In management's view, this arrangement would allow the Company to continue to have the opportunity to benefit from business of the type previously produced for it by TCO-IL, which business could not be written directly by Alpine because of its existing Best rating, regulatory restrictions, policyholders' surplus and other factors. Management also believed this arrangement would give the Company access (as a reinsurer of UCIC) to other types of business written by UCIC but not previously produced by TCO-IL which management believed could be underwritten profitably. See "-- Lines of Business."

         Following these discussions, in June 1996, Transre, a licensed surplus lines broker, and E&S, a licensed fire and casualty broker, began producing insurance for UCIC. Gross written premium of approximately $16.1 million was produced by Transre and E&S pursuant to this arrangement in 1996. Under the Limited Agency Agreement (which documents the arrangement between Transre and E&S, on the one hand, and UCIC, on the other), Transre and E&S receive an aggregate commission of 27.5% of the gross written premium collected by them and placed with UCIC. Of this 27.5%, 15% to 17.5% of the gross written premium placed with UCIC is paid to subproducers of Transre and E&S.

         Most of the individuals performing services on behalf of Transre and E&S under the Limited Agency Agreement are employees of Alpine. Pursuant to a plan filed by Alpine with and approved by the Illinois DOI, Transre and E&S reimburse Alpine for a portion of the salary and benefit costs associated with these employees, and a portion of Alpine's general and administrative expenses, out of the net commissions received from UCIC. Transre and E&S reimbursed to Alpine $1.2 million of such expenses for 1996. See "-- Expense Reductions/Reallocations and Staffing Changes." Management believes that this arrangement is beneficial to the Company in that it allows the Company to share certain fixed costs with Transre and E&S which otherwise would have been borne exclusively by the Company, and allows the Company to retain sufficient staffing and operational capabilities to take advantage of potential business opportunities to the extent they may arise in the future.

         Transre is wholly owned by TCO Holdings, Inc. ("TCO Holdings"), the parent company of TCO-IL. TCO Holdings, in turn, is wholly owned by Peter J. O'Shaughnessy, Exstar's principal stockholder and chief executive officer. E&S is wholly owned directly by Mr. O'Shaughnessy. The Limited Agency Agreement was entered into with Transre and E&S, rather than TCO-IL or another TCO Holdings or Exstar subsidiary, because of licensing requirements and certain conditions to the transaction imposed by UCIC. Transre and E&S have committed, however, to assign all of their net profits, if any, earned in connection with the Limited Agency Agreement to Exstar, after satisfaction of certain TCO Holdings obligations, in partial satisfaction of TCO-IL's liabilities to the
Company.   See "-- Relationship with TCO."  Although no final understandings have been reached, management currently anticipates that during the second half of 1997, the services performed by Transre and E&S on behalf of UCIC will be terminated and thereafter such services will be performed by a new joint venture expected to be owned principally by Mr. O'Shaughnessy and UCIC. Based on conditions imposed by UCIC with respect to the contemplated joint venture, management believes it is unlikely that any of the profits of this joint venture would be assigned to the Company.

         Also in June 1996, Claims Control began handling claims on behalf of UCIC with respect to insurance produced by Transre and E&S. Claims Control is wholly owned by TCO Holdings and, since January 1, 1996, has had its own employees. Pursuant to a plan filed with the Illinois DOI, Claims Control is reimbursed by Alpine for the salary and benefit costs related to Claims Control's employees, as well as Claims Control's general and administrative costs. See "-- Expense Reductions/Reallocations and Staffing Changes." The claims handling arrangement was entered into with Claims Control, rather than TCO-IL or another TCO Holdings or Exstar subsidiary, because of licensing requirements and certain conditions to the transaction imposed by UCIC.

         For such claims handling services, UCIC pays Claims Control at an hourly rate calculated on a "cost plus" basis with respect to the Claims Control employees performing services for UCIC. In partial satisfaction of TCO-IL's liabilities to Alpine (see "-- Relationship with TCO"), Claims Control has committed to assign revenues received from UCIC to Alpine (less any payments made by UCIC with respect to Claims Control costs not initially borne by Alpine). Management believes this arrangement (like the allocation between Alpine, Transre and E&S described above) is beneficial to the Company in allowing the Company to share certain fixed costs with a third party which otherwise would have been borne exclusively by the Company.

         It has not been determined whether, or at what time, Claims Control will cease making such payments to Alpine. The services performed by Claims Control on behalf of UCIC may later be terminated and thereafter be performed by a new joint venture to be owned principally by Mr. O'Shaughnessy and UCIC, or Claims Control may later become jointly owned by Mr. O'Shaughnessy and UCIC.

         Effective April 1, 1997, Alpine and UCIC entered into the Quota Share Arrangement, under which UCIC has agreed, subject to any changes required by applicable regulatory authorities, to cede a portion of the business produced by Transre and E&S on behalf of UCIC to Alpine. The portion assumed by Alpine initially is 30% of the net premium accruing to UCIC on such business (after other reinsurance, the premiums for which are currently estimated to represent approximately 5% of total premium), including premiums unearned as of April 1, 1997 (estimated to be approximately $13.6 million) and premiums on policies issued after such date. The portion ceded to Alpine may be increased in the future under specified circumstances, including Alpine's ability to achieve certain financial thresholds and receipt of required regulatory approvals (the portion ceded may also be decreased as agreed by the parties and approved by the Illinois DOI). Alpine allows UCIC a ceding commission of 30% of the premium ceded in connection with the Quota Share Arrangement. Management believes that this 30% ceding commission is lower than that typically paid in similar circumstances by other unaffiliated reinsurers of UCIC, and was agreed to by UCIC to obtain the production and underwriting services of Transre and E&S and to enable Alpine to pay an override commission to TCO Holdings.

         For TCO Holdings' assistance in negotiating and securing the Quota Share Arrangement, Alpine intends to pay a commission to TCO Holdings. Although the precise amount of this commission is subject to approval by the Illinois DOI and has not been determined, it is expected to be approximately 3-4% of the premium assumed by Alpine under the Quota Share Arrangement. TCO Holdings intends to use such commission only to pay off or reduce current obligations of approximately $4.2 million of TCO Holdings or its subsidiaries to certain third parties, including the holder of certain TCO Holdings preferred stock (see "-- Investments"), and other obligations for which Mr. O'Shaughnessy could be deemed to have contingent liability. See "-- Relationship with TCO." It is not currently contemplated that such funds will be utilized to reduce obligations of TCO Holdings or its subsidiaries to the Company. The payment of such a commission by Alpine generally, and the contemplated use of the funds received by TCO Holdings, have been tentatively agreed to by the Illinois DOI. The period of time over which such commission will be paid to TCO Holdings has not yet been determined.

         To satisfy certain regulatory and statutory accounting requirements applicable to it, UCIC required the Quota Share Arrangement to be structured on a "funds held" basis. In this regard, the portion of premium otherwise payable to Alpine is retained by UCIC until such time as underwriting profit, if any, on the business is determined. Investment income on the funds so held is periodically paid to Alpine. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" -- Item 7. The Quota Share Arrangement is terminable by either party with 90 days' prior written notice.

         Relationship with TCO. TCO Holdings and its subsidiaries are affiliated with Exstar through common controlling ownership by Peter J. O'Shaughnessy, but are not owned, directly or indirectly, by

Exstar (TCO Holdings and its subsidiaries are sometimes hereinafter referred to collectively as "TCO"). Historically, TCO performed certain underwriting, marketing, claims, management, investment, administrative and related services for Alpine and the Syndicate pursuant to separate management agreements with Alpine and the Syndicate. For such services, TCO was paid fees based on percentages of the revenues, profits and invested assets of the Syndicate and Alpine.

         At the time the Company's Best ratings were downgraded, TCO performed the foregoing services almost exclusively for the Company; it had no material production, underwriting or management service relationship with any third party. Accordingly, TCO's management agreements with the Company were virtually TCO's only sources of revenue. The Company's inability to directly write the business previously placed with it by TCO (as a result of the Best rating downgrades and regulatory issues) left TCO with no immediate market for the business it produced, and also rendered continuation of the management agreements, in management's opinion, of little value to the Company. As a result, the Company's management agreements with TCO were terminated during 1996 and, subject to a final determination, if any, of obligations and rights between the Company and TCO, TCO relinquished the right to receive any additional commission, underwriting profit sharing or investment profit sharing which otherwise could have accrued to TCO pursuant to the management agreements. Except for the activities of Transre under the Limited Agency Agreement and the performance of claims services for the Company and UCIC by Claims Control, the TCO entities have effectively ceased operations. Virtually all remaining employees of TCO (other than those of Claims Control) have become employees of the Company. See "-- Expense Reductions/Reallocations and Staffing Changes."

         TCO has incurred significant losses over the past several years in the performance of services on behalf of the Company, and has had to rely on the Company for the funding of a significant portion of these losses. As a result, TCO is currently indebted to the Company for approximately $15.3 million (including $4.6 million due to the Company pursuant to a loan agreement and $9.7 million of unpaid balances due to Alpine with respect to insurance premiums collected by TCO - see "-- Investments -- Loan to TCO"), and has significant additional debts and obligations to unrelated third parties. TCO currently has a negative net worth of approximately $30 million. Management, consequently, believes that TCO will be unable to repay most of its indebtedness to the Company and the other creditors of TCO. Such indebtedness, at December 31, 1996, was not reflected as an asset of the Company in its GAAP financial statements or as an admitted asset of Alpine in Alpine's statutory financial statements.

         In addition to TCO's debt obligations to the Company, TCO has obligations to the Company under a Master Agreement entered into in December 1992 in connection with the Company's initial public offering ("Master Agreement"). The Master Agreement gives the Company certain rights with respect to the TCO operations, including rights of first refusal with respect to insurance and reinsurance programs developed by TCO and the right to acquire the TCO operations in the event TCO becomes insolvent, materially breaches the management agreements or the Master Agreement or fails to meet certain production and profit-related performance standards. Management believes the Company's right to acquire the TCO operations has been triggered.

         The Company has not elected to exercise such right under the Master Agreement, or to take formal action against TCO for collection of the debts owed to the Company by TCO. TCO's "hard" assets and cash flows are very limited, and are subject to potentially competing claims. Additionally, based on the Company's efforts to secure alternative arrangements during 1996, management believes Alpine's reinsurance relationship with UCIC is the best opportunity reasonably available to the Company under the Company's current circumstances. Certain conditions imposed by UCIC concerning the party with which it was willing to contract under the Limited Agency Agreement made it essential that the underwriting and production services previously performed by TCO not be performed by an entity controlled by Exstar or TCO Holdings, but, rather, be performed principally by an entity (E&S) directly owned by Mr. O'Shaughnessy. Accordingly, the Company has not taken action to acquire the TCO operations because, in management's view, such an acquisition would prevent the Company from deriving benefit from the relationship with UCIC.

         Management believes that certain of TCO's other creditors could potentially assert claims with respect to the TCO operations that could disrupt the UCIC relationship. The Company, therefore, has consented to TCO's use of some of TCO's assets and cash flows to satisfy certain third-party obligations, including tax obligations, obligations to an unaffiliated insurance company, obligations owed to the holder of certain TCO Holdings preferred stock, and obligations under an office lease to which TCO is subject. See "Properties" --
Item 2. It is anticipated that such obligations will be satisfied, in whole or in part, from (i) a portion of any profits realized by Transre and E&S under the Limited Agency Agreement, (ii) the override commission paid to TCO Holdings in connection with the Quota Share Arrangement, and (iii) Exstar Common Stock owned by TCO. Mr. O'Shaughnessy may have contingent liability with respect to certain of these TCO obligations, and, consequently, may benefit from their satisfaction. Other assets and cash flows of TCO will be used to repay debts owed by TCO to the Company. Such assets and cash flows may include furniture, fixtures and systems of TCO (independently appraised at approximately $2.4 million), profits of Transre and E&S under the Limited Agency Agreement (see "-- Relationship with UCIC"), amounts paid to the Company by Claims Control (see "-- Expense Reductions/Reallocations and Staffing Changes"), and potential recoveries by TCO from third parties.

         Although TCO is not a direct or indirect subsidiary of Exstar, its income or loss is included in the Company's consolidated GAAP financial statements in accordance with a form of equity accounting. The Company's adoption of this form of accounting in 1995 (applied retroactively) was based on the historical interdependence and common control of the Company and TCO, including the Company's exertion of significant influence over the operations of TCO, TCO's limited financial resources and TCO's need for financial support from the Company. In accordance with this form of equity accounting, the Company's GAAP net income and stockholders' equity are directly affected by certain changes in TCO's income and stockholder's equity (i.e., certain losses and gains of TCO reduce and increase, respectively, the Company's GAAP net income and stockholders' equity). With respect to the Company's historical GAAP financial statements, the effect of the adoption of this accounting treatment was to reduce the Company's total stockholders' equity and net income from that reported in the Company's consolidated financial statements previously filed with the Securities and Exchange Commission ("SEC"). For 1992, the effect of this accounting treatment, as a result of TCO's losses, was to reduce stockholders' equity and net income by $2.5 million. For 1993, the effect of this accounting treatment, as a result of TCO's losses, was to reduce stockholders' equity and net income by an additional $11.6 million. For 1994, the effect of this accounting treatment, as a result of TCO's losses, was to further reduce the Company's total stockholders' equity and net income by $7.1 million. In 1995 and 1996 TCO was profitable, such that this treatment served to increase the Company's total stockholders' equity and net income by $1.7 million and $1.1 million, respectively. At December 31, 1996, the cumulative effect of this accounting treatment was to reduce the Company's total stockholders' equity by $18.4 million. Under this accounting method, if TCO were to generate income in the future up to a certain threshold amount (currently approximately $3 million), the Company's GAAP income and stockholders' equity would increase by the amount of such income recognized by TCO even without any repayments of amounts owed by TCO to the Company. Conversely, unless the cumulative amount of TCO's losses since July 1, 1992 falls below the cumulative amount of TCO's indebtedness to the Company incurred since July 1, 1992, any repayments of debt by TCO to the Company generally would not increase the Company's GAAP net income or stockholders' equity. See
Note 11 of Notes to Consolidated Financial Statements.

         Because the Company and TCO are affiliated through common controlling ownership by Mr. O'Shaughnessy, the transactions and relationships between the Company and TCO and the Company and

Mr. O'Shaughnessy present certain conflicts of interest. Notwithstanding these potential conflicts of interest, management believes that the actions and inactions of the Company, while they have in some cases benefitted TCO and Mr. O'Shaughnessy, have been, when taken as a whole, in the best interests of the Company.

         Combination of the Syndicate with Alpine. In late 1996, in view of a perceived decrease in the benefits associated with IIE membership and in an effort to reduce the costs involved in the operation of two separate insurance entities, management determined that it was in the best interests of the Company to cause the Syndicate to withdraw as a syndicate member of the IIE and to merge its operations with its wholly-owned subsidiary, Alpine.
Accordingly, effective December 31, 1996, the Syndicate withdrew as a syndicate member of the IIE, transferred all of its assets (other than the stock of Alpine) and liabilities to Alpine and changed its name to Alpine Holdings, Inc. Pursuant to an agreement with the IIE, certain of the Syndicate's assets transferred to Alpine were placed in trust as security for the payment of claims of policyholders and other obligations of the Syndicate. The agreement also provides for continuing IIE Guaranty Fund protection with regard to policyholders of the Syndicate. As a result of this change, Alpine is the Company's only licensed insurer and its only significant operating entity. Alpine Holdings, Inc. conducts no activities other than serving as a direct holding company for the stock of Alpine. The following chart depicts the Company's current organizational structure:

                         Exstar Financial Corporation
                                      |
                                      | 100%
                                      |
                            Alpine Holdings, Inc.
                                      |
                                      | 100%
                                      |
                           Alpine Insurance Company
                                      |
                                      | 100%
                                      |
                           ------------------------
                           |                      |
                           |                      |
                    Transco Premium         Alpine Premium
                   Finance Co., Inc.       Finance Co., Inc.


         Expense Reductions/Reallocations and Staffing Changes. Prior to January 1995, the Company had no compensated employees; employees of TCO performed all underwriting, claims and other services for the Company pursuant to management agreements between the Company and TCO. See "-- Current and Future Operations and Organizational Structure -- Relationship with TCO." Effective January 1, 1995, certain officers of TCO and Alpine, and certain individuals providing administrative and support services to such officers, became fully or partially compensated employees of Exstar. The salary, benefit costs and other expenses borne by the Company in connection with this arrangement were approximately $2.1 million in 1995. Following the downgrading of the Company's Best ratings in 1996, the Company and TCO significantly reduced their staff and expenses, and most of the remaining employees of TCO (other than Claims Control employees) became employees of Alpine.
Consequently, the Company
became directly responsible for the payment of all salaries and benefits related to such employees. The claims handling staff, however, became employees of Claims Control, a TCO Holdings subsidiary, on January 1, 1996. Claims Control is reimbursed by Alpine for the salary and benefit costs related to such employees, and Claims Control's general and administrative expenses, in consideration of Claims Control's continued handling of claims under policies previously issued by the Company. In addition, Claims Control currently pays over to Alpine amounts paid to Claims Control by UCIC for handling UCIC claims. See "-- Current and Future Operations and Organizational Structure -- Relationship with UCIC."

         At January 1, 1996, the Company and TCO, together, had 134 employees and total annualized payroll of approximately $7 million. At August 1, 1996, 85 employees remained (almost all of whom, other than the Claims Control employees, had become employees of the Company). The pay levels of many of the remaining employees (principally members of senior and middle management) were reduced.
As a result, total annualized payroll at August 1, 1996 (before reimbursement from Transre and E&S) was approximately $4.5 million. Other general and administrative expenses also were reduced substantially from prior levels. General and administrative expenses following the reductions totaled approximately $5 million annualized. Because of cost reductions and other circumstances, individuals no longer employed by the Company include Exstar's former Chief Financial Officer and its Chief Accounting Officer, four senior underwriters, the three most senior members of the Company's management information services department, the former head of the Company's claims department and the former President of Alpine. As a result of these departures, the Company's overall level of management experience has significantly decreased. Depending on the Company's financial condition and prospects, management expects the Company will need to hire additional personnel during 1997, assuming the Quota Share Arrangement remains in place, to support the Company's operations.

         During 1996, to assist the Company in retaining sufficient staffing and to offset, in part, salary reductions instituted in 1996, Alpine sought approval from the Illinois DOI to pay bonuses to its employees. The Illinois DOI tentatively approved payment of the bonuses, up to a maximum aggregate amount of $400,000 payable by Alpine, but conditioned payment upon satisfaction of certain preconditions, including the implementation of the Quota Share Arrangement (provided that it remained in effect for a period of time satisfactory to the Illinois DOI). The Company expects ultimately to pay some or all of the bonus amount during 1997, but management has not determined what amounts to pay or at what time payments will be made, and any such determination remains subject to final approval of the Illinois DOI.

         In addition to performing services directly for the Company, the majority of the Company's employees are performing services for Transre and E&S in connection with the Limited Agency Agreement. In this regard, and in accordance with a plan filed by Alpine with and approved by the Illinois DOI in connection with its review of Alpine (see "-- Regulation -- Illinois Order"), the salaries and benefit costs associated with these employees, as well as general and administrative costs (including rent, utilities, insurance costs and licensing fees), are currently being allocated among Alpine, Transre and E&S. The total amount reimbursed by Transre and E&S to the Company during 1996 (covering the period from the beginning of the allocation on August 1, 1996 through December 31, 1996) was approximately $1.2 million. The amount payable by Claims Control to the Company for 1996 with respect to revenues received from UCIC was approximately $4,000. The allocations are based on management's estimates of the relative amounts of employee time and Company resources devoted to the operations. For example, the majority of the Company's salary expense relating to its underwriting department has been allocated to Transre and E&S, because the underwriting department's principal activities involve producing new business for UCIC, while the underwriting department's activities with respect to the Company's prior business are limited. Conversely, salaries for management, accounting, administration and other departments are allocated as much as 80% to Alpine.

         The plan approved by the Illinois DOI anticipates that the allocations to Alpine will gradually decrease, and the allocations to Transre and E&S will gradually increase, over time, but no assurances can be given that such allocations will occur at any particular time, if at all. As circumstances change, revised allocations are expected to be implemented, subject to approval by the Illinois DOI.

LINES OF BUSINESS

         The Company ceased issuing direct insurance in August 1996, and is not currently issuing any insurance policies directly to insureds. Its current business activities consist of: acting as a reinsurer (effective as of April 1, 1997) with respect to insurance policies issued by UCIC; handling claims under policies and reinsurance contracts previously issued by the Company and implementing mid-term adjustments to and cancellations of such policies; and related management, investment, reporting and accounting functions. In lieu of issuing direct insurance business, effective as of April 1, 1997, Alpine entered into the Quota Share Arrangement with UCIC. Pursuant to the Quota Share Arrangement, the Company assumes a portion of the business placed with UCIC by Transre and E&S. Although such business currently is within the lines of business from which the Company has historically derived premium revenue, the Company is exploring the possibility of expanding its reinsurance relationship with UCIC to include other niche lines of business produced through Transre and E&S. The business produced through Transre and E&S and reinsured by the Company under the Quota Share Arrangement is currently being written on more restrictive policy forms, and with higher pricing, than the business previously written directly by the Company, which management expects will improve the Company's loss ratio. See "-- Operating Ratios."

         The Company has historically operated in a single industry segment, property and casualty insurance, and within this segment it concentrated on a limited number of lines of business. During 1996 and 1995, most of the Company's premium volume was derived from the direct writing of specialized liability coverages, consisting principally of products liability coverages and general liability coverages for contractors, ocean marine coverages, and architects and engineers coverages. A small additional source of premium volume was reinsurance assumed through a reinsurance underwriting manager which is a subsidiary of TCO Holdings. The following table sets forth the sources of the Company's premium for the years presented:

                                                 1996                   1995                   1994
                                           -----------------      ------------------     ------------------
                                           Amount    Percent      Amount     Percent     Amount     Percent
                                           ------    -------      ------     -------     ------     -------
                                                               (Dollars in thousands)
GROSS WRITTEN PREMIUM
Specialized liability
  Contractors . . . . . . . . . . . .      $ 8,902     61.9%       $32,556    50.6%       $28,687    47.1%
  Products  . . . . . . . . . . . . .        2,253     15.7         12,744    19.8         14,804    24.3
  Other . . . . . . . . . . . . . . .        1,951     13.6          8,164    12.7          5,815     9.5
                                           -------    -----        -------   -----        -------   -----
Total specialized liability . . . . .       13,106     91.2         53,464    83.1         49,306    80.9
Ocean marine  . . . . . . . . . . . .          764      5.3          7,408    11.5          7,308    12.0
Architects and engineers  . . . . . .          307      2.1          2,409     3.8          2,983     4.9
                                           -------    -----        -------   -----        -------   -----
Total direct written premium  . . . .       14,177     98.6         63,281    98.4         59,597    97.8
Reinsurance assumed . . . . . . . . .          196      1.4          1,006     1.6          1,313     2.2
                                           -------    -----        -------   -----        -------   -----
Total gross written premium . . . . .      $14,373    100.0%       $64,287   100.0%       $60,910   100.0%
                                           =======    =====        =======   =====        =======   =====


         Specialized Liability. Specialized liability business accounted for $13.1 million or 91.2%, and $53.5 million or 83.1%, of the Company's gross written premium for 1996 and 1995, respectively. General liability insurance for contractors accounted for approximately 67.9% and 60.9% of the Company's specialized liability gross written premium in 1996 and 1995, respectively. Insureds in this group included general contractors and several specialized classifications of contractors. Products liability insureds consisted generally of manufacturers, dealers/distributors and, to a lesser degree, others engaged in a wide variety of businesses including machinery and equipment, auto/vehicle products and sporting goods. Other specialized liability business written by the Company in 1996 and 1995 included employers liability, premises liability (O,L&T) for apartments, restaurants and property owners, and some small niche programs.

         Most of the Company's specialized liability insurance was written on a direct basis on an occurrence form (approximately 94% and 92% of all specialized liability premium in 1996 and 1995, respectively) or a claims-made form (approximately 6% and 8% of all specialized liability premium in 1996 and 1995, respectively). The Company's specialized liability policies excluded liability for pollution and punitive damages, had aggregate limits and paid expenses in addition to policy limits.

         Ocean Marine. Ocean marine business accounted for $764,000 or 5.3%, and $7.4 million or 11.5%, of the Company's gross written premium in 1996 and 1995, respectively. Typical insureds included tugs, barges, crew boats, builder risks and yachts. Both hull and protection and indemnity coverages were provided, as was cargo coverage in some instances. The average policy had a premium of approximately $33,000 and an average deductible of $10,000.

         Architects and Engineers Professional Liability. The Company's architects and engineers professional liability business accounted for approximately $307,000 or 2.1%, and $2.4 million or 3.8%, of the Company's gross written premium in 1996 and 1995, respectively. The Company's principal classifications of insureds were architects, civil engineers, HVAC/mechanical engineers, electrical engineers, interior designers and land surveyors.

         The Company's typical architects and engineers insured was an architectural firm with annual billings of approximately $301,000 not engaged in structural or project design work. The average policy had a premium of approximately $8,100, an average coverage limit of approximately $514,000 and an average deductible of approximately $8,300.

         The architects and engineers insurance was written on a claims-made policy form pursuant to which claims had to be made to the Company within the time frame permitted by the policy (generally within the policy period, or any extended discovery period). Policies had aggregate limits, included expenses within policy limits and provided extended discovery periods where required by state insurance laws.

         Other. The Company has also written other coverages from time to time, including premises liability and other classifications.

INVESTMENTS

         The Company's investments generally consist of those investments permitted by the Illinois Insurance Code. Pursuant to an agreement entered into by the Company in May 1996, Asset Allocation & Management Company, L.L.C. has been granted investment advisory responsibility over most of the Company's liquid invested assets.

         The table below shows the classifications of the Company's investments at December 31, 1996:

                                                                              December 31, 1996
                                                                -----------------------------------------------
                                                                Market value   Carrying value  Percent of total
                                                                ------------   --------------  ----------------
                                                                           (Dollars in thousands)
Fixed maturities:
  U.S. government and government agencies and authorities . .       $28,054        $28,054         45.58%
  State municipalities and political subdivisions . . . . . .         6,881          6,881         11.18
  All other corporate bonds . . . . . . . . . . . . . . . . .         3,612          3,612          5.87
     Redeemable preferred stock   . . . . . . . . . . . . . .           253            253           .41
                                                                    -------        -------         -----
     Total fixed maturities   . . . . . . . . . . . . . . . .        38,800         38,800         63.04
                                                                    -------        -------         -----
Equity investments:
  Common stock  . . . . . . . . . . . . . . . . . . . . . . .           375            375           .61
  Non-redeemable preferred stock  . . . . . . . . . . . . . .         1,156          1,156          1.88
                                                                    -------        -------         -----
     Total equity investments   . . . . . . . . . . . . . . .         1,531          1,531          2.49
                                                                    -------        -------         -----
Real estate:
  Direct investments  . . . . . . . . . . . . . . . . . . . .                       11,139         18.10
  Mortgage loans  . . . . . . . . . . . . . . . . . . . . . .                        5,133          8.34
                                                                                   -------        ------
     Total real estate  . . . . . . . . . . . . . . . . . . .                       16,272         26.44
                                                                                   -------        ------
Short-term investments  . . . . . . . . . . . . . . . . . . .                        4,944          8.03
                                                                                   -------        ------
Total investments . . . . . . . . . . . . . . . . . . . . . .                      $61,547        100.00%
                                                                                   =======        ======


         Certain assets shown in the table above are held in trust as security for the payment of claims of policyholders and other obligations of the Syndicate. See "-- Regulation -- Combination of the Syndicate with Alpine."

         The fixed maturity assets have an average duration of approximately
3.7 years and an average maturity of approximately 4.4 years. The fixed maturities subject to call at December 31, 1996 had a market value and carrying value of $5.4 million.

         Mortgage Loans. The Company's assets at December 31, 1996, included 16 mortgage loans with a total principal balance outstanding of approximately $5.3 million. The book value of these loans, net of a $188,000 reserve against losses and $33,000 of deferred loan origination fees, was $5.1 million. The reserve against losses for mortgage loans is calculated as the difference between the mortgage loan including accrued interest and the appraised value of the property securing the loan.

         Of the total portfolio at December 31, 1996, $900,000 or 17.5%, consisted of six single-family residential construction and permanent loans, $3.9 million consisted of nine commercial loans, and $300,000 consisted of one residential tract development loan. The largest of the loans was $1.0 million, the smallest loan was $37,000 and the average loan was approximately $323,000.

         The Company is no longer making or purchasing mortgage loans, except to facilitate sales of real estate owned or in connection with loan workouts.

         Real Estate Owned. The Company had real estate investments totaling $11.1 million at December 31, 1996. These values were net of a reserve for losses of $1.7 million. The reserve against losses for real estate owned is calculated as the difference between the book value of the real estate owned and the fair value of the real estate owned.
The properties have combined fair values ("fair value" generally is the appraised value, less expected costs of sale) of approximately $13.1 million as of December 31, 1996 based on appraisals conducted during the fourth quarter of 1996. The Company is attempting to liquidate, in an orderly fashion, its owned real estate portfolio and has no intention of acquiring or holding real estate, other than possibly the office buildings described below, in the future.

         Among the Company's properties are two commercial office buildings located in Solvang, California, which serve as headquarters for the Company and which were formerly leased to TCO. The buildings had a combined book value of $4.3 million and a combined fair value of $5.7 million at December 31, 1996. The TCO lease was terminated during 1996 after TCO-IL's revenues dropped and its employees transferred to the Company. The total rent paid by TCO under the lease was $228,000 in 1996, $584,000 in 1995 and $577,000 in 1994. The Company
currently leases 6,000 square feet of space in one of these buildings to the YMCA at an annual rent of approximately $54,000 (subject to adjustment) under a two-year lease, with three one-year renewal options. Except for amounts it receives under the YMCA lease, the Company is currently bearing all costs associated with the properties (subject to the cost allocation with Transre and E&S as described under "-- Current and Future Operations and Organizational Structure" and "-- Expense Reductions/Reallocations and Staffing Changes").
The Company from time to time solicits offers to purchase these buildings, but no such offers on terms acceptable to the Company have been received. See "Properties" -- Item 2.

         An additional $800,000 of the $11.1 million total investment in real estate pertains to interests in a real estate development engaged in developing a 120-lot residential project in Bakersfield, California. There were 25 lots remaining with a fair value of $1.0 million as of December 31, 1996.

         The Company owns three commercial medical condominium units located in Solvang, California. As of December 31, 1996, the book value of these units was $783,000, compared to a $765,000 fair value as of that date.

         The Company also owns property acquired for residential development in 1990. The 50-acre tract located in Solvang, California, consists of nine parcels. Homes have been built on two of the parcels and during 1993 one of the homes and two of the parcels were sold. During 1994, one of the parcels was sold and during 1995 the other home was sold. The book value and fair value of the remaining four parcels were $1.1 million at December 31, 1996.

         The Company's remaining owned real estate consists of two properties acquired in liquidation of secured real estate loans and held for sale; two purchased residential properties (one of which was acquired from Peter O'Shaughnessy) located in the Santa Ynez Valley, California, held for sale; and one 23 acre parcel and one 25 acre parcel which were acquired from Mr. O'Shaughnessy, held for sale. These properties had a combined book value at December 31, 1996 of $4.2 million and a combined fair value of $4.4 million as of that date. See "Certain Relationships and Related Transactions" -- Item 13.

         JBW & Co. Loan. In December 1989, the Syndicate made an investment in the preferred stock of Concord General Corporation, a privately held insurance holding company ("Concord"). The preferred stock had an 11.3% dividend rate and a stated value of $10,000 per share. Subsequent to December 31, 1993, Exstar entered into an agreement to facilitate the restructuring of Concord, and thereby to enhance the value of certain of the Company's rights with respect to its investment, by an exchange of the Syndicate's Concord preferred stock for preferred stock in JBW & Co., Inc. ("JBW & Co."), a Concord affiliate, effective as of December 31, 1993. The JBW & Co. preferred stock acquired by the Syndicate had the same stated value, terms and dividends as the Concord preferred stock. The preferred stock was convertible by the holder into secured debt of JBW upon the occurrence of specified events.

         In August 1995, the Company exercised its right to convert the JBW & Co. preferred stock to a promissory note. As a result, the Company currently holds a collateralized loan receivable in the principal amount of $12.3 million due from JBW & Co. ("JBW & Co. Loan"). The principal amount under the JBW & Co. Loan bears interest at a simple annual rate of 7% per year. The principal and interest are due in quarterly installments commencing March 31, 1997, and ending December 31, 2004. Management believes, based on discussions with representatives of JBW & Co., that JBW & Co. is insolvent and incapable of meeting its obligations, including payments on the JBW & Co. Loan.

         The JBW & Co. Loan is collateralized by a pledge by Concord of 81% of the outstanding capital stock of Classic Fire and Marine Insurance Company ("Classic"), an Indiana insurance company affiliated with JBW & Co. and Concord. Classic is currently under supervision by the Indiana Department of Insurance. Although Classic reported policyholders' surplus of $12.2 million at December 31, 1996, management believes that Classic's value is highly uncertain, given that its most recent financial statements have not been audited and include assets and liabilities the values of which are not readily determinable, including among other things the preferred stock of TCO Holdings, discussed below.

         Simultaneously with the Syndicate's original investment in Concord, Concord made a similar investment in preferred stock of a predecessor of Exstar. Such preferred stock was later converted into preferred stock of TCO Holdings, which preferred stock was to have been convertible, upon the occurrence of specified events, into debt of TCO Holdings. The aggregate stated value of the TCO Holdings preferred stock was approximately $10.8 million at December 31, 1996. Management believes the TCO Holdings preferred stock is currently held in a reinsurance trust between Geneva Assurance Syndicate ("Geneva"), a former IIE syndicate in liquidation, and Classic, and that the TCO Holdings preferred stock may comprise a substantial portion of Classic's estimated value. Demand has been made for conversion of the TCO Holdings preferred stock into debt of TCO Holdings, but the stock has not been converted and neither Geneva nor Classic has taken further action to cause its conversion (other than in connection with the overall settlement discussions described below). If the preferred stock were converted, Peter O'Shaughnessy and TCO Holdings could be required to pledge assets to secure repayment of the debt, including Exstar Common Stock held by Mr. O'Shaughnessy and TCO Holdings.

         In view of the uncertainty surrounding the Company's ability to realize value with respect to the JBW & Co. Loan (and the collateral pledged to secure it), the Company has entered into negotiations with JBW & Co. and various insurance regulatory authorities with jurisdiction over the parties and has reached a tentative overall settlement of issues surrounding the JBW & Co. Loan and the TCO Holdings preferred stock. As currently contemplated, the settlement would involve a transfer to the Company of a mortgage note in the principal amount of approximately $2 million (or proceeds thereof) in full satisfaction of the JBW & Co. Loan. The mortgage note would be secured by real estate with an appraised value at September 1, 1996 of $9.0 million.

         Concurrently with the foregoing transaction, TCO Holdings would convert the TCO Holdings preferred stock into a TCO Holdings promissory note in the principal amount of $2.5 million, with four percent annual interest on the principal balance outstanding, payable from commissions received by TCO Holdings in connection with the Quota Share Arrangement. See "-- Current and Future Operations and Organizational Structure." A letter of intent with respect to the foregoing settlement has been entered into by the parties. The settlement, however, is contingent upon the execution of formal agreements by the parties and final approval of the agreements by the applicable insurance regulatory authorities. There can be no assurance that such approval will be obtained or that the settlement will be consummated as currently contemplated.

         The financial impact of the proposed settlement on the Company's GAAP financial statements will depend on the precise terms and conditions of the settlement, and consequently has not been determined. The settlement, as currently contemplated, is expected to increase Alpine's policyholders' surplus by approximately $2 million.

         Loan to TCO. In December 1993, the Company entered into a formal loan agreement to loan TCO-IL up to $9.0 million to support TCO-IL's operations ("Loan Agreement"). The Loan Agreement requires payment of interest at the prime rate plus two percent, monthly in arrears. Principal is to be paid quarterly, if necessary, such that the maximum principal balance outstanding would not have exceeded $8,550,000 on January 1, 1995, and the maximum principal balance outstanding would thereafter decline by $450,000 increments on the first day of each subsequent calendar quarter. Repayment of the remaining principal balance currently is secured by TCO-IL's pledge of 160,000 of the 536,000 shares of Exstar Common Stock owned by it. TCO-IL had previously pledged a total of 500,000 shares of Exstar Common Stock owned by it to secure its obligations under the Loan Agreement. The number of shares pledged was reduced by agreement of the parties based on TCO-IL's prior satisfaction of payment obligations under the Loan Agreement.

         In February 1995, in connection with Exstar's decision to commence full or partial compensation of certain TCO and Alpine employees who also are Exstar employees, including the Chief Executive Officer, the President, and the former Chief Financial Officer, the Company and TCO entered into an amendment to the Loan Agreement (i) creating a voting trust with respect to the common stock of TCO-IL and its affiliate, TCO Insurance Services ("TCO-CA"), with the outside director(s) of Exstar having the right to vote such shares in the event TCO-IL fails to make any two consecutive payments due under the Loan Agreement, and (ii) requiring TCO-IL to provide certain salary expense and transaction reports relating to TCO to the Company to assist the Company in monitoring TCO's financial condition.

         Payments by TCO were current through December 31, 1996, leaving a principal balance of $4.6 million of which $2.2 million was payable to Exstar and $2.4 million was payable to Alpine. The Company believes that TCO may not currently or in the foreseeable future have the ability to repay all of this indebtedness, and does not believe that the collateral securing the indebtedness would satisfy the indebtedness, given the current value of the Exstar Common Stock. Accordingly, in an effort to help resolve financial issues between the Company and TCO and to provide the Company assets of value to the Company's continuing operations, Exstar is considering accepting from TCO, with respect to the $2.2 million of TCO debt owed to it, a transfer to the Company of certain computer systems, furniture, fixtures, properties and rights of TCO. The systems, furniture and fixtures which may be transferred constitute virtually all of TCO's systems, furniture and fixtures, have a current book value of approximately $200,000 and were independently appraised in October 1996 at a total value of approximately $2.4 million. Pursuant to its rights under the Master Agreement with TCO, Exstar currently has a license to use the systems that would be transferred to it by TCO. If the exchange is approved by the Board of Directors (Exstar currently has only one independent director), it is currently contemplated that it would become effective as of January 1, 1997. No resolution has been reached with respect to the $2.4 million of debt owed by TCO to Alpine, but a transfer of certain contingent assets of TCO (including a potential receivable from an unaffiliated insurance company and certain real property rights) in full or partial satisfaction of such debt is under consideration by the parties. Any offset or reduction of the TCO debt to Alpine would require the prior approval of the Illinois DOI.

         In accordance with the equity accounting treatment retroactively adopted by the Company in early 1995, TCO-IL's repayment obligations to the Company are generally not carried as assets of the Company in its GAAP consolidated financial statements. TCO's payment of the $2.2 million debt to Exstar through the transfer of assets would have no impact on the Company's GAAP net income or stockholders' equity. Neither the note receivable nor any other amount owed by TCO to Alpine is reflected as an admitted asset of Alpine in its statutory financial statements. See Note 11 of Notes to Consolidated Financial Statements.

         Fixed Maturity Investments. The table below sets forth the composition of the Company's portfolio of fixed maturity investments by rating at December 31, 1996.

                                                                             December 31, 1996
                                                            ------------------------------------------------
                                                                               Percentage of      Cumulative
                         Rating*                            Carrying value       portfolio        percentage
-------------------------------------------------------     --------------     -------------      ----------
AAA (including U.S. Government obligations) . . . . . .         $33,704,000             86.9%            86.9%
AA+ . . . . . . . . . . . . . . . . . . . . . . . . . .             682,000              1.7%            88.6%
AA  . . . . . . . . . . . . . . . . . . . . . . . . . .           2,088,000              5.4%            94.0%
A-  . . . . . . . . . . . . . . . . . . . . . . . . . .              98,000               .3%            94.3%
BBB+  . . . . . . . . . . . . . . . . . . . . . . . . .             253,000               .6%            94.9%
B . . . . . . . . . . . . . . . . . . . . . . . . . . .             508,000              1.3%            96.2%
Nonrated  . . . . . . . . . . . . . . . . . . . . . . .           1,467,000              3.8%           100.0%
                                                            ---------------    -------------
  Total . . . . . . . . . . . . . . . . . . . . . . . .         $38,800,000            100.0%
                                                            ===============    =============

------------------
* Ratings are assigned primarily by Standard & Poor's with remaining ratings assigned by Moody's and converted to the equivalent Standard & Poor's ratings.

         Investment Results. Investment results of the Company for each year in the three years ended December 31, 1996, are shown in the following table.

                                                                        For the years ended December 31,
                                                                        --------------------------------
                                                                        1996          1995          1994
                                                                        ----          ----          ----
                                                                              (Dollars in thousands)
Cash and cash equivalents and invested assets(1)  . . . . . . . . .    $ 76,454       $90,838     $   86,309
Net investment income . . . . . . . . . . . . . . . . . . . . . . .    $  4,030       $ 4,913     $    3,933
Average yield on total investments(2) . . . . . . . . . . . . . . .         5.3%          5.4%           4.6%
Net realized investment (losses) gains  . . . . . . . . . . . . . .    $   (377)      $   389     $      (41)

------------------
(1) Total invested assets on an annual average basis.
(2) Calculated on an annualized basis.

IRS AUDIT

         In July 1995, the Internal Revenue Service ("IRS") commenced an audit of the Company's 1992 Federal corporate income tax return. In connection with this audit, the IRS reviewed a number of documents concerning the Company, including certain information relating to the restructuring of the Company's predecessor holding company system in 1992, which was reported as a tax-free reorganization of such holding company system. The audit has been completed and the Company believes no material liability will be asserted against the Company. In addition, the IRS has commenced an audit of Peter O'Shaughnessy's 1992 Federal income tax return. The results of this audit may have material adverse consequences on Mr. O'Shaughnessy's financial condition and, among other things, could result in his selling a significant portion of his Exstar Common Stock or his pledging of a significant portion of such stock to secure a loan or loans.

UNDERWRITING AND PRICING/MARKETING AND PRODUCTION

         The Company ceased issuing direct insurance in August 1996, and is not currently issuing any insurance policies directly to insureds. Its business activities currently consist of: acting as a reinsurer (effective as of April 1, 1997) with respect to insurance policies issued by UCIC; handling claims under policies and reinsurance contracts previously issued by the Company and implementing mid-term adjustments to and cancellations of such policies; and related management, investment, reporting and accounting functions. In lieu of issuing direct insurance business, effective as of April 1, 1997, Alpine entered into the Quota Share Arrangement with UCIC. Pursuant to the Quota Share Arrangement, UCIC cedes to Alpine, and Alpine assumes, a portion of the business placed with UCIC by Transre and E&S. Transre and E&S have entered into the Limited Agency Agreement with UCIC pursuant to which Transre and E&S produce for UCIC business of the type previously produced for the Company by TCO-IL. See "-- Current and Future Operations and Organizational Structure -- Relationship with UCIC." The parties are also exploring the possibility of writing certain new coverages.

         The Quota Share Arrangement became effective as of April 1, 1997, and applies to all premiums unearned as of such date on policies produced by Transre and E&S for UCIC, and all policies produced by Transre and E&S and placed with UCIC after such date. The continuation of the Quota Share Arrangement is subject to regulatory approval. Management believes that the Quota Share Arrangement will give the Company the opportunity to generate profits from business placed with UCIC and ceded to Alpine.

CLAIMS MANAGEMENT AND ADMINISTRATION

         Claims Control, a subsidiary of TCO Holdings, is currently providing claims management and administrative services to the Company, in exchange for the reimbursement of certain expenses of Claims Control by Alpine. Historically, such functions were handled primarily by TCO pursuant to the management agreements, which were terminated in 1996. See "-- Current and Future Operations and Organizational Structure -- Relationship with TCO."

REINSURANCE

         The Company expects to retain all risk assumed by it under the Quota Share Arrangement with UCIC, and, thus, has not renewed its existing reinsurance agreements or entered into new agreements with reinsurers with respect to such risks. The Company continues to have protection, with respect to business previously written, under reinsurance agreements entered into in prior years.

         To limit its exposure on large risks and increase capacity, the Company historically entered into certain reinsurance transactions that ceded a portion of risks underwritten to other insurance companies. In the event that any or all of the reinsurers were unable to meet their obligations, the Company would then be liable for such defaulted amounts. All reinsurance payable to the Company is due from Underwriters at Lloyd's, London or companies rated at least A- by Best. At December 31, 1996 the largest single amount recoverable for paid and unpaid losses was $24.4 million from Signet Star Reinsurance Company, an insurer with a Best rating of A and $257.6 million of policyholders' surplus at December 31, 1996.

         Although the Company does not write material amounts of business in the property insurance lines, which are lines that tend to be most susceptible to catastrophes, the Company does periodically consider the possibility of its exposure to unusually large or catastrophic events. Management believes the likelihood to be remote that such an event would occur and the Company's reinsurers would fail to meet their obligations with respect to such an event in any material way. With respect to the overall exposure of the Company's reinsurers to catastrophic risk, management monitors the financial condition of such reinsurers generally while relying on rating agencies, including Best, to assess its reinsurers' vulnerabilities to such risk.

         Reinsurance for the Company's specialized liability business through December 31, 1996, is provided by six treaties. The first provides coverage for 1991 and 1992 by Signet Star Reinsurance

Company for losses incurred in excess of $1.0 million per insured, per loss up to a maximum of $2.0 million per insured, per loss, plus pro rata loss adjustment expenses. The second provides coverage for 1993, and the third provides coverage from January through September 1994, for losses incurred in excess of $1.0 million per insured, per loss up to a maximum of $2.0 million per insured, per loss, plus pro rata loss adjustment expenses, by Signet Star Reinsurance Company and Security Reinsurance Company. The fourth provides coverage from October 1, 1994, through December 31, 1995, for losses incurred in excess of $500,000 per insured, per loss up to a maximum of $2.0 million per insured, per loss, plus pro rata loss adjustment expenses by Signet Star Reinsurance Company and Security Reinsurance Company. The fifth cedes 50% of the first $500,000 of losses incurred per insured per loss, plus loss adjustment expenses, for losses occurring under (i) policies issued on or after April 1, 1995 and (ii) policies issued prior to April 1, 1995, for the unexpired portion thereof, by Signet Star Reinsurance Company and Reliance Insurance Company. The sixth provides coverage from January through December, 1996, for losses incurred in excess of $500,000 per insured, per loss up to a maximum of $2.0 million per insured, per loss, plus pro rata loss adjustment expenses, by Underwriters Reinsurance Company.

         Reinsurance for the Company's architects and engineers professional liability business through 1995 is provided by treaties principally with Underwriters at Lloyd's, London. Treaties effective January 1, 1988, through December 31, 1993 and for 1995, provide coverage for losses incurred, including loss adjustment expenses, in excess of $250,000 per insured, per loss up to a maximum of $2.0 million per insured, per loss. The treaty for 1994 provides coverage for losses incurred, including loss adjustment expenses, in excess of $250,000 per insured, per loss up to a maximum of $1.0 million per insured, per loss. Reinsurance for the Company's architects and engineers business in 1996 is provided under the specialized liability treaty described above with Underwriters Reinsurance Company.

         The Company's ocean marine business is reinsured through a series of annual treaties principally provided by Underwriters at Lloyd's, London. The current series of treaties expired February 28, 1997, and provided coverage for losses incurred, including loss adjustment expenses, in excess of $250,000 per insured, per loss, generally up to a maximum of $1.0 million per insured, per loss, up to a maximum aggregate limit of liability (excluding reinstatements) of $10.0 million. The expiring treaties have been extended to July 1997 to provide run off coverage up to a maximum of $2.0 million per insured, per loss. Treaties for prior annual periods provide similar coverages, but with reduced maximum aggregate limits of liability.

         The Syndicate and Alpine provided letters of credit which were fully collateralized by cash and cash equivalents, fixed maturities and short-term investments in connection with assumed reinsurance agreements totaling $7,992,000, $8,746,000 and $8,839,000 at December 31, 1996, 1995 and 1994,
respectively.

         The following table reflects the effects of reinsurance on the Company's premiums:

                                                                    For the years ended December 31,
                                                                  ------------------------------------
                                                                  1996            1995            1994
                                                                  ----            ----            ----
                                                                         (Dollars in thousands)
Earned premium:
  Direct  . . . . . . . . . . . . . . . . . . . . . . . . . .       $40,058         $64,090          $56,402
  Ceded . . . . . . . . . . . . . . . . . . . . . . . . . . .       (19,282)        (25,966)          (5,203)
  Assumed . . . . . . . . . . . . . . . . . . . . . . . . . .           234           1,025            1,314
                                                                    -------         -------          -------
  Net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $21,010         $39,149          $52,513
                                                                    =======         =======          =======

                                                                       For the years ended December 31,
                                                                     ------------------------------------
                                                                     1996            1995            1994
                                                                     ----            ----            ----
Written premium:
  Direct  . . . . . . . . . . . . . . . . . . . . . . . . . .       $14,177         $63,281          $59,597
  Ceded . . . . . . . . . . . . . . . . . . . . . . . . . . .        (5,563)        (36,102)          (7,378)
  Assumed . . . . . . . . . . . . . . . . . . . . . . . . . .           196           1,006            1,313
                                                                    -------         -------          -------
  Net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 8,810         $28,185          $53,532
                                                                    =======         =======          =======


         Included in the Company's statements of operations as part of policy acquisition costs amortized were ceded commission income of $6,670,000, $11,424,000 and $5,315,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

         The following table shows the amount of reinsurance recoverables for unpaid losses and loss adjustment expenses and for paid losses and loss adjustment expenses payable by the Company's reinsurers:

                                                                                     Years ended December 31,
                                                                                     ------------------------
                                                                                      1996          1995
                                                                                      ----          ----
                                                                                     (Dollars in thousands)
Unpaid losses and loss adjustment expenses  . . . . . . . . . . . . . . . . . . .     $33,921        $23,164
Receivables for paid losses and loss adjustment expenses  . . . . . . . . . . . .       1,576            916
                                                                                      -------        -------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $35,497        $24,080
                                                                                      =======        =======


         The ceding of liability to a reinsurer does not legally discharge the ceding insurer from its primary liability for the full amount of the policies on which it obtains reinsurance, and the ceding insurer will be required to pay the entire loss if the assuming reinsurer fails to meet its obligations under the reinsurance agreement. The Company has never had a significant reinsurance recovery problem, and expects that it will be able to collect the reinsurance receivables due from its reinsurers.

PREMIUM FINANCE OPERATIONS

         The Company's premium finance subsidiaries, Alpine Premium Finance Co. ("APF") and Transco Premium Finance Co. ("TPF"), previously provided premium financing with respect to risks underwritten by Alpine, the Syndicate, and other insurers for which TCO provided underwriting or premium collection services. APF is licensed as a premium finance company in Illinois and TPF is licensed in California. Services of the premium finance subsidiaries currently are not being used in connection with the Quota Share Arrangement and it is uncertain whether these services will be utilized by the Company in the future.

OPERATING RATIOS

         The following ratios, which are frequently used in evaluating operating performance in the insurance industry, are presented on a statutory and GAAP basis.

         Combined ratios. The combined ratio, which reflects underwriting results but not investment income, is a traditional measure of underwriting performance of a property and casualty insurer. A statutory combined ratio of less than 100% generally indicates statutory underwriting profitability (although, as was the case with the Company in 1994, a company may have a combined ratio of less than 100% and still incur a statutory underwriting loss due to the timing of the reporting of commission expense) while a statutory combined ratio in excess of 100% generally indicates a statutory underwriting loss.

         The following table reflects, on a statutory basis, the consolidated loss and loss adjustment expense ratios, expense ratios and combined ratios of the Syndicate and Alpine for the years ended December 31, 1996, 1995 and 1994, and for the property and casualty insurance industry, and the other liability industry group of the property and casualty industry, for the years ended December 31, 1995 and 1994.

                                                                                                    Cumulative
                                                                Years ended December 31,             average
                                                            --------------------------------         -------
                                                            1996          1995          1994         1994-96
                                                            ----          ----          ----         -------
The Company:
  Loss and loss adjustment expense ratio  . . . . .           60.0%         39.1%          64.6%         54.3%
  Expense ratio . . . . . . . . . . . . . . . . . .           63.3%         49.9%          31.7%         40.6%
  Combined ratio  . . . . . . . . . . . . . . . . .          123.3%         89.0%          96.3%         94.9%
Property and casualty insurance industry(1):
  Loss and loss adjustment expense ratio  . . . . .             n/a         78.9%          81.0%           n/a
  Expense ratio . . . . . . . . . . . . . . . . . .             n/a         26.1%          26.0%           n/a
  Combined ratio(2) . . . . . . . . . . . . . . . .             n/a        106.4%         108.3%           n/a
Other liability industry group(1)(3):
  Loss and loss adjustment expense ratio  . . . . .             n/a        115.0%          98.5%           n/a
  Expense ratio . . . . . . . . . . . . . . . . . .             n/a         28.1%          26.6%           n/a
  Combined ratio(2) . . . . . . . . . . . . . . . .             n/a        143.6%         125.5%           n/a

------------------
(1) Source:  Best's Aggregates & Averages, Property Casualty (1996 edition).
(2) Industry combined ratios include policyholder dividends and, therefore, exceed the sum of the loss and loss adjustment expense ratio and the expense ratio.
(3) Represents commercial lines of casualty insurance (excluding medical malpractice).

         The ratios reflected above with respect to 1996 differ from those that would be calculated on the basis of information in the 1996 annual statement (statutory financial statement) of Alpine filed with state insurance regulatory officials, in that the operating results of the Syndicate were not combined with those of Alpine in Alpine's 1996 annual statement, even though the Syndicate's operations were combined with those of Alpine effective December 31, 1996. See "-- Current and Future Operations and Organizational Structure -- Combination of the Syndicate with Alpine."

         The following table reflects, on a GAAP basis, the consolidated loss and loss adjustment expense ratios, expense ratios and combined ratios of the Syndicate and Alpine for the years ended December 31, 1996, 1995, and 1994.

                                                                                                   Cumulative
                                                          Years ended December 31,                  average
                                                    -------------------------------------          ---------
                                                    1996            1995             1994          1994-1996
                                                    ----            ----             ----          ---------
Loss and loss adjustment expense ratio  . .            60.4%           40.0%          62.6%           54.3%
Expense ratio . . . . . . . . . . . . . . .            24.4%           29.8%          30.1%           28.9%
Combined ratio  . . . . . . . . . . . . . .            84.8%           69.8%          92.7%           83.2%

         The loss and loss adjustment expense ratio is calculated by dividing incurred losses and loss adjustment expenses (determined on a statutory or GAAP basis, as the case may be) by earned premium (determined on a statutory or GAAP basis). The statutory expense ratio is calculated by dividing net incurred other underwriting expenses by net written premium. The GAAP expense ratio is calculated by dividing policy acquisition costs amortized by earned premium. The combined ratio is the sum of the loss and loss adjustment expense ratio plus the expense ratio on both statutory and GAAP bases.

         During 1996, the Company reduced its reserves for losses and loss adjustment expenses as of December 31, 1995. See "-- Financial Reporting; Delisting of Common Stock" and "-- Losses and Loss Adjustment Expenses." The reduction in the reserves (approximately $14.9 million) took effect in 1995 and reduced the Company's 1995 loss and loss adjustment expense ratio. The Company's 1995 statutory expense ratio was increased by profit sharing expense related to the foregoing reduction in reserves. The cessation of the Company's writing of direct business in 1996 (without a corresponding immediate reduction in expenses) adversely affected the Company's 1996 statutory expense ratio and combined ratio.

         IRIS Ratios and Risk Based Capital. The National Association of Insurance Commissioners ("NAIC") utilizes eleven Insurance Regulatory Information System ("IRIS") ratios and has developed a risk-based capital formula to assist regulators in evaluating insurer performance and capital adequacy. Alpine failed certain IRIS ratio tests in 1995 and 1996, and its policyholders' surplus fell below a regulatorily prescribed early warning level of risk based capital in 1995 and 1996. See "-- Regulation -- Insurance Regulatory Information System Tests" and "-- Regulation -- Risk Based Capital."

REGULATION

         Exstar's insurance company subsidiary, Alpine, is subject to a substantial degree of regulation, which generally is designed to protect the interests of Alpine's policyholders. As an Illinois property and casualty insurance company, Alpine is subject to the primary regulatory oversight of the Illinois DOI.

         Illinois Order. Alpine is currently subject to the Illinois Order which limits its and the Company's activities. In May 1996, management approached the Illinois DOI to discuss Alpine's loss reserves, its financial condition, its relationship with TCO and TCO's inability to fully pay Alpine amounts owed. See "-- Current and Future Operations and Organizational Structure -- Relationship with TCO." Based on that discussion and issues concerning Alpine's statutory financial statements and its determination of loss reserves (see "-- Losses and Loss Adjustment Expenses"), the Illinois DOI commenced an actuarial and financial review of Alpine. In connection with this review, on July 5, 1996, the Illinois DOI issued an order directing: (i) that Alpine, including the owners, officers, directors, and employees of Alpine, shall make no disbursements of any kind, except for properly authorized insurance claim payments, whether by direct cash transaction, loan offset, forgiveness of debts, purchase, payment of compensation, dividends of any kind, or by transfer of securities or assets of any kind, unless prior to such disbursement Alpine has obtained the written approval of the Illinois DOI; (ii) that Alpine shall not enter into or agree to enter into any agreement which commits Alpine to any type of disbursement subject to the foregoing clause (i) without the prior written approval of the Illinois DOI; (iii) that Alpine is prohibited from entering into any transactions with any affiliate as defined under the Illinois Insurance Code without the prior written approval of the Illinois DOI; and (iv) that Alpine shall demand immediate payment to Alpine of all Alpine premiums held by any affiliate. The impact of the Illinois Order has been to subject virtually all of Alpine's and the Company's transactions, organizational relationships and business methods to close scrutiny by, and approval of, the Illinois DOI.

         Combination of the Syndicate with Alpine. Effective December 31, 1996, the Syndicate withdrew as a syndicate member of the IIE, and concurrently transferred all of its assets (other than the stock of Alpine) and liabilities to Alpine. Pursuant to an agreement with the IIE, certain of the Syndicate's assets transferred to Alpine were placed in trust as security for the payment of claims of policyholders and other Syndicate obligations, and thus are not readily available for the satisfaction of other Alpine obligations. Alpine is subject to certain ongoing reporting and compliance obligations to the IIE with respect to business formerly conducted by the Syndicate. In addition, $1.0 million of assets of the Syndicate are now held, and will continue to be held for a period of at least three years, by the IIE Guaranty Fund,

Inc., an entity which is intended to provide certain financial protection to policyholders of insolvent IIE syndicates. Such $1.0 million is included as an asset of the Company in its GAAP financial statements, and as an asset of Alpine in its statutory financial statements. Because of syndicate insolvencies which have occurred and may occur in the future, the Company's ability to recover in full such $1.0 million may be uncertain.

         Dividend Limitations. Alpine is limited in its ability to pay dividends to shareholders. Alpine is subject to an overall limitation that dividends and other distributions can be declared and paid only to the extent of earned, as opposed to contributed, policyholders' surplus. In addition, Alpine is subject to the provisions of the Illinois Insurance Holding Company Systems Act, which requires prior notice for the payment of all dividends or other distributions, and special approval for those which, during any consecutive 12-month period, exceed the greater of (i) 10% of Alpine's policyholders' surplus as of the immediately preceding year-end or (ii) its statutory net income for the immediately preceding year. In addition to the foregoing limitations, the Illinois Order prohibits Alpine from paying any dividends without the prior approval of the Illinois DOI. Management expects that such approval would be unlikely, if requested, in the foreseeable future.

         Holding Company System Regulation. Because of its indirect ownership of Alpine, Exstar is subject to certain provisions of the Illinois Insurance Holding Company Systems Act, which governs any direct or indirect changes in control of Alpine and certain affiliated-party transactions involving Alpine or its assets. No person may acquire, directly or indirectly, 10% or more of the outstanding voting securities or otherwise acquire control of Alpine, Alpine Holdings or Exstar, unless the Illinois DOI has approved such acquisition. The determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquirer's financial stability, the competence of its management and whether competition in Illinois would be reduced. In addition, certain material transactions involving Alpine and any affiliate must be disclosed to the Illinois DOI not less than 30 days prior to the effective date of the transaction (a transaction can be disapproved by the Illinois DOI within such 30-day period if it does not meet certain standards). Transactions requiring such approval include, but are not limited to, sales, purchases or exchanges of assets, loans and extensions of credit, and investments. Alpine is also required to file periodic and updated statements reflecting the current status of its holding company system, the existence of any related- party transactions and certain financial information relating to any person who directly or indirectly controls (presumed at 10% voting control) Alpine. In addition to the foregoing, the Illinois Order requires approval of the Illinois DOI for most transactions and commitments involving Alpine and its affiliates.

         Insurance Guaranty Funds. As an Illinois property and casualty insurance company, Alpine is subject to the provisions of the Illinois Insurance Guaranty Fund Act, which provides for the assessment of member insurance companies based on the amount of direct written premium in Illinois. The amount and timing of such assessments are beyond the control of the Company. Although Alpine is no longer writing direct business, it may be subject to assessments with respect to direct business written in prior years.

         National Association of Insurance Commissioners. In addition to state-imposed insurance laws and regulations, Alpine is subject to the general statutory accounting practices and reporting formats established by the NAIC. The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulation of insurance companies. These rules and regulations generally are not directly applicable to an insurance company until they are adopted by applicable state legislatures and departments of insurance. NAIC model laws and regulations have become increasingly important in recent years, due primarily to the NAIC's Financial Regulatory Standards and Accreditation Program. Under this program, states which have adopted certain required model laws and regulations and meet various staffing and other requirements are "accredited" by the NAIC. Such accreditation is the cornerstone of an eventual nationwide regulatory network, and there is a certain degree of political pressure on individual states to become accredited by the NAIC. Because the adoption of certain model laws and regulations is a prerequisite to accreditation, the NAIC's initiatives have taken on a greater level of practical importance in recent years. Illinois has been accredited by the NAIC, but the maintenance of its accreditation is contingent upon Illinois' substantial compliance with various NAIC model laws and regulations.

         All states have adopted the NAIC's financial reporting form, which is typically referred to as the NAIC "annual statement." In this regard, the NAIC has a substantial degree of practical influence and is able to accomplish certain quasi-legislative initiatives through amendments to the NAIC annual statement and applicable accounting practices and procedures. For instance, the NAIC has required all insurance companies to have an annual statutory financial audit and actuarial certification as to loss and loss adjustment expense reserves by including such requirements within the annual statement instructions.

         In reporting in accordance with the NAIC annual statement form, insurers must comply with statutory accounting practices typically described as those practices "prescribed" or "permitted" by the insurance company's domiciliary insurance regulator. With respect to Alpine, "prescribed" statutory accounting practices are those described under Illinois laws and regulations of the Illinois DOI. "Permitted" statutory accounting practices encompass all statutory accounting practices not so prescribed and must be approved by the appropriate regulatory authority. All practices used by the Company are "prescribed."

         Insurance Regulatory Information System Tests. The NAIC also has developed IRIS ratios which are designed to provide regulators indications of potential problems of insurance companies. Alpine failed eight of eleven IRIS ratio tests for 1995 based on the initial 1995 statutory financial statements it filed with regulatory authorities (based on which a number of such regulatory authorities took action restricting Alpine's authority to do business
- see "-- Background Concerning Changes in Operations -- Regulatory Restrictions" and "-- Losses and Loss Adjustment Expenses"). Alpine amended its 1995 statutory financial statements to reflect the overstatement in its loss reserves of approximately $14.9 million, and, based on the amended statements, it failed four IRIS ratio tests for 1995. Alpine failed only two IRIS ratio tests for 1996 (as a general rule, an insurer may fail up to three IRIS ratio tests without triggering a higher level of NAIC or regulatory scrutiny).

         The following table sets forth the NAIC's expected normal values for the IRIS ratios and Alpine's IRIS ratios for 1996 and 1995 (based on its amended statutory statement).

                                                IRIS Ratios
                                                                  Unusual Values Equal to or     Alpine's Results
                                                                  --------------------------     ----------------
                                                                       Over         Under        1996       1995
                                                                       ----         ----         ----       ----
Ratio
  Gross premium to surplus  . . . . . . . . . . . . . . . . .            900         --           99       427
  Net premium to surplus  . . . . . . . . . . . . . . . . . .            300         --           61       144
  Change in net writings  . . . . . . . . . . . . . . . . . .             33        -33          -57*      -43*
  Surplus aid to surplus  . . . . . . . . . . . . . . . . . .             15         --            2        28*
  Two-year overall operating ratio  . . . . . . . . . . . . .            100         --           90        96
  Investment yield  . . . . . . . . . . . . . . . . . . . . .             10          4.5        3.6*      3.0*
  Change in surplus . . . . . . . . . . . . . . . . . . . . .             50        -10           -6       -39*
  Liabilities to liquid assets  . . . . . . . . . . . . . . .            105         --           99        86
  Agents' balances to surplus . . . . . . . . . . . . . . . .             40         --            0        19
  One-year reserve development to surplus . . . . . . . . . .             20         --            2         2
  Two-year reserve development to surplus . . . . . . . . . .             20         --          -44        13
  Estimated current reserve deficiency to surplus . . . . . .             25         --         -295       -68
------------------
*  Indicates results outside the usual range.

         The two IRIS tests failed in 1996 were Change in Net Writings and Investment Yield. Alpine's Change in Net Writings resulted from a decrease in premiums written because of the Best rating downgrades, regulatory restrictions and management's decision to cease writing direct insurance in August 1996.
The Company's insurance company subsidiaries have historically failed the Investment Yield test principally because of their payments to TCO of portions of their investment income pursuant to the management agreements. The four IRIS tests failed in 1995 were Change in Net Writings, Surplus Aid to Surplus, Investment Yield and Change in Surplus. The Change in Net Writings and Surplus Aid to Surplus failures were due to significant increases in ceded written premium in 1995, relating to two reinsurance agreements entered into in 1995 that substantially reduced the Syndicate's and Alpine's net premium. The Change in Surplus failure resulted principally from a reduction in Alpine's policyholders' surplus of $10.6 million from nonadmitting (because their collection was unlikely and they were overdue) $9.4 million of unpaid balances due to Alpine with respect to insurance premiums collected by TCO and an additional $1.2 million of amounts due from affiliates.

         Alpine's 1995 IRIS ratio results contributed to the regulatory restrictions imposed on the Company during 1996. Its 1996 IRIS ratio results are not expected to adversely impact Alpine's ability to act as a reinsurer of UCIC in 1997.

         Risk Based Capital. The NAIC has adopted a risk based capital formula for property and casualty insurance companies. This formula calculates a minimum level of capital and surplus which should be maintained by each insurer, based on underwriting, credit, investment and other business risks inherent in an individual company's operations. Various states, including Illinois, have adopted the NAIC's risk based capital model act applicable to property/casualty insurers. The model act authorizes certain regulatory actions based on the ratio of a company's "adjusted capital" (generally the insurer's actual policyholders' surplus) to its "authorized control level" risk based capital.

         The following table sets forth the different levels of risk based capital that may trigger regulatory involvement and the actions that may be triggered.

     LEVEL                                TRIGGER                            CORRECTIVE  ACTION
--------------------           ----------------------------------           ----------------------------
Company Action Level           Adjusted capital less than 200% of           Submit comprehensive plan to
                               authorized control level                     insurance commissioner

Regulatory Action Level        Adjusted capital less than 150% of           In addition to above, insurer
                               authorized control level                     is subject to examination,
                                                                            analysis and specific
                                                                            corrective action

Authorized Control Level       Adjusted capital less than 100% of           In addition to both of above,
                               authorized control level                     insurance commissioner may
                                                                            place insurer under regulatory
                                                                            control

Mandatory Control Level        Adjusted capital less than 70% of            Insurer must be placed under
                               authorized control level                     regulatory control

         The "comprehensive plan" required at the "company action level" and certain other levels must: (i) identify the conditions in the insurer that contribute to the failure to meet the capital requirements; (ii) contain proposed corrective actions that the insurer intends to make and that would be expected to result in compliance with capital requirements; (iii) provide certain projections of the insurer's financial results for the current year and at least the four succeeding years; (iv) identify key assumptions impacting the insurer's projections and the sensitivity of the projections to the assumptions; and (v) identify the quality of, and problems associated with, the insurer's business, including but not limited to its assets, anticipated business growth and associated surplus strain, extraordinary exposure to risk, mix of business, and use of reinsurance in each case.

         After adjustment for the overstatement of loss reserves for 1995, Alpine's adjusted capital amounts at December 31, 1996 and December 31, 1995 were approximately 173% and 170%, respectively, of its authorized control level risk based capital amounts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" -- Item 7. Alpine's state of domicile, Illinois, did not require any action to be taken with respect to Alpine's 1995 risk based capital results, but did require action based on 1996 results. Because Alpine's December 31, 1996 adjusted capital was less than 200% of its authorized control level risk based capital, Alpine was required to submit a comprehensive financial plan to the Illinois DOI. The plan identifies, as the principal condition that contributed to Alpine's failure to meet the company action level of risk based capital, the amount of Alpine's net reserves for losses and loss adjustment expense relative to its policyholders' surplus and contains, as the proposed corrective actions, principally the changes to the Company's operations and organizational structure already implemented and consummation of the Quota Share Arrangement with UCIC. The plan includes projections indicating that, even if the Quota Share Arrangement were not in effect for 1997, Alpine's adjusted capital at December 31, 1997, and thereafter, is expected to exceed 200% of its authorized control level risk based capital. Management anticipates Alpine's comprehensive financial plan ultimately will be accepted by the Illinois DOI, based on discussions with Illinois DOI representatives; however, the Illinois DOI has not yet formally responded to the plan.

         State Regulation. A number of states have acted to restrict or eliminate Alpine's ability to issue direct coverage in such states. On June 24, 1996, the California Department of Insurance withdrew Alpine's authorization to conduct insurance business and also denied Alpine's application for a Certificate of Authority to conduct insurance business in California on an admitted basis, citing concerns with respect to Alpine's financial strength and management competency. Historically, California has been Alpine's largest market and, in 1995, California accounted for approximately 65% of Alpine's direct written premiums. In addition, Alpine lost its authorization to conduct direct business in Idaho, Michigan, New York, Ohio, Pennsylvania, Texas and Virginia and had its authority restricted in Florida. As a general rule, Alpine's inability to issue direct coverage in a state does not render it unable to provide reinsurance with respect to risks located in the state. Insurers assuming risk only from other insurers rather than issuing direct insurance (reinsurers) are subject to a lesser degree of regulatory scrutiny and compliance obligations outside their states of domicile than insurers issuing direct insurance. Through regulation of the reserves required to be maintained in a ceding insurer's statutory financial statements and the circumstances in which such reserves may be reduced through the cession of liabilities to a reinsurer, however, states can indirectly influence the activities of reinsurers. Due, in part, to such reserve requirements, the Quota Share Arrangement has been structured on a "funds held" basis. See "-- Current and Future Operations and Organizational Structure -- Relationship with UCIC." In addition, Alpine's prior and existing regulatory issues could lead regulators to place restrictions on Alpine's ability to act as a reinsurer of UCIC under the Quota Share Arrangement or of any other insurer.

         An insurer's eligibility to write direct insurance on a surplus lines basis in most jurisdictions is dependent on its compliance with certain financial standards, including the maintenance of a requisite level of capital and surplus and the establishment of certain statutory deposits. In recent years, many jurisdictions, including those in which Alpine has conducted most of its insurance business, have increased the minimum financial standards applicable to surplus lines eligibility including adoption of the NAIC's model surplus lines act which, among other things, establishes a minimum policyholders' surplus requirement of $15.0 million. This minimum requirement would preclude the Company from acting as a surplus lines insurer in these jurisdictions but not preclude it from acting as a reinsurer.

         In certain states, insurers such as Alpine which are not authorized to conduct insurance business in such states, may not be permitted to file certain pleadings in court until such insurers have posted a bond with the court. Alpine has been faced with this requirement in two states, but has suffered no material adverse impact. If the requirement were to be enforced against Alpine, it could significantly increase Alpine's costs with respect to coverage lawsuits and other litigation matters, and, thus, adversely affect the Company.

LOSSES AND LOSS ADJUSTMENT EXPENSES

         The Company is directly liable for loss and loss adjustment expense payments under the terms of insurance policies that it has written and pursuant to reinsurance agreements under which it has assumed insurance business. For the Company's occurrence policies and occurrence policies reinsured by the Company, in many cases, several years may elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company's payment of that loss. For the Company's claims made policies and claims made policies reinsured by the Company, the occurrence of the loss must be reported during the policy period or any extended reporting period. The Company reflects its liability for the ultimate payment of all incurred losses and loss adjustment expenses by establishing loss and loss adjustment expense reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events that have occurred.

         When a claim involving a probable loss is reported, the Company establishes a case reserve for the estimated amount of the Company's ultimate loss and loss adjustment expense payments. The estimate reflects an informed judgment based on established reserving practices and the experience and knowledge of claims personnel regarding the nature and value of the claim as well as the estimated expense of settling the claim, including legal and other fees, and general expenses of administering the claims adjustment process. Management also establishes reserves on an aggregate basis to provide for losses incurred but not reported ("IBNR reserves"), as well as future development on losses reported to the Company. The amount of an insurer's incurred losses in a given period is determined by adding losses and loss adjustment expenses paid during the period to case loss and loss adjustment expense reserves and IBNR reserves (collectively, "loss reserves") at the end of the period, then subtracting loss reserves existing at the beginning of the period.

         As part of the reserving process, historical data is reviewed, and consideration is given to the anticipated effect of various factors, including known and anticipated legal developments, inflation and economic conditions and collectibility of deductibles. Reserve amounts are necessarily based on management's estimates, and as other data become available and are reviewed, these estimates and judgments are revised, resulting in increases or decreases to existing reserves. To verify the adequacy of its reserves, the Company engages independent actuarial consultants to perform periodic case and ultimate loss reserve analyses.

         Estimates for ultimate loss reserves are inherently difficult to determine because they are attempts to quantify future results based on current trends. The effort to predict the Company's ultimate losses and loss adjustment expense has been made more difficult because the Company's recent business includes a substantial amount of insurance written for subcontractors and general contractors, most of which are located in California. California law relating to contractors has changed significantly over the last several years as a consequence of California legal decisions and newly enacted legislation. The Company, additionally, significantly modified its policy forms and underwriting standards relating to its contractor business in each of 1996, 1995 and 1994. Because of the foregoing, the assumptions made and the trends used by the Company in estimating its reserves for losses and loss adjustment expenses have been relatively untested by time and actual development of reserves.

         In February 1996, the Company's independent actuaries arrived at a determination that the Syndicate and Alpine had experienced substantial adverse loss development during 1995. This adverse loss development was in addition to adverse loss development experienced by Alpine during 1994 and the Syndicate during 1993. In order to evaluate the loss data on which the actuarial determinations were based, the Company hired an independent claims specialist in February 1996 to conduct a review of its "case" loss reserves (reserves relating to specific claims). Based on the claims specialist's review of the Company's claim files, the Company determined that its case loss reserves were substantially overstated, stemming principally from three inappropriate reserving practices: (i) claims examiners' establishing initial case reserves at levels higher than justified by the information received by the Company with respect to claims, (ii) claims examiners' establishing case reserves without taking into account deductibles (e.g., a claim may have a likely ultimate loss amount of $15,000, but the claim may relate to a policy with a $5,000 deductible payable by the insured, in which case the appropriate reserve generally would be $10,000, assuming the deductible is collectible) and (iii) claims examiners' not timely reducing case reserves following receipt of favorable information with respect to claims. Alpine and the Syndicate were unable to provide data concerning the reserve overstatements in final form to the actuaries in time for such data to be considered in the actuaries' certification of Alpine's and the Syndicate's 1995 loss reserves for their unaudited 1995 statutory financial statements. Consequently, the statutory financial statements which incorporated the overstated loss reserves were provided to Best and state regulatory authorities. The overstatement of loss reserves contributed to the adverse financial results reported by Alpine and the Syndicate, the Best ratings downgrades and the actions taken against the Company by state regulatory authorities (see "-- Background Concerning Changes in Operations").

         After discussions with the Illinois DOI in early 1996, the Company hired another independent actuarial firm to review and recertify the Company's loss reserves as of December 31, 1995. The recertification was completed in August 1996 and accepted by the Illinois DOI, following its commissioning of an additional independent actuarial review confirming the Company's review, in December 1996. Based upon the recertifications, the Company had an overstatement, or redundancy, of approximately $14.9 million in its loss reserves in its initially filed unaudited December 31, 1995 statutory statements. In September 1996, Alpine filed amended statutory statements eliminating substantially all of the redundancy. Because Alpine also non-admitted a substantial amount of assets in 1995 (principally receivables from TCO), the net effect to Alpine's surplus was a reduction of approximately $5 million. Pursuant to an understanding with the IIE, no amended statements for the Syndicate were prepared or filed.

         The following table sets forth a reconciliation of beginning and ending loss reserves net of reinsurance. Consistent with the Company's adoption of Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long- Duration Contracts, the reserves are presented in the financial statements on a gross basis with reinsurance recoverable-unpaid losses and loss adjustment expenses presented as assets. The Company does not discount its loss reserves.

                                                               Years ended December 31,
                                           -----------------------------------------------------------------
                                                 1996                   1995                   1994
                                           ------------------     -------------------    -------------------
                                            Gross       Net        Gross        Net       Gross        Net
                                           -------    -------     -------     -------    -------     -------
                                                                 (Dollars in thousands)
Reserves for losses and loss adjustment
  expenses at beginning of year . . . .    $91,984    $68,820     $88,276     $81,197    $70,938     $68,167
                                           -------    -------     -------     -------    -------     -------
Incurred losses and loss adjustment
  expenses:
  Provision for insured events of the
  current year  . . . . . . . . . . . .     24,122     12,971      38,585      23,545     33,680      32,058
  Increase (decrease) in provision for
   insured events of prior years  . . .        136       (282)     (6,162)     (7,874)     4,289         792
                                           -------    -------     -------     -------    -------     -------
Total incurred losses and loss
 adjustment expenses. . . . . . . . . .     24,258     12,689      32,423      15,671     37,969      32,850
                                           -------    -------     -------     -------    -------     -------
Payments:
  Losses and loss adjustment expenses
   attributable to insured events of
   the current year . . . . . . . . . .      1,956      1,842       2,578       2,496      2,580       2,554
  Losses and loss adjustment expenses
   attributable to insured events of
   prior years  . . . . . . . . . . . .     27,359     26,661      26,137      25,552     18,051      17,266
                                           -------    -------     -------     -------    -------     -------
Total payments  . . . . . . . . . . . .     29,315     28,503      28,715      28,048     20,631      19,820
                                           -------    -------     -------     -------    -------     -------
Reserves for losses and loss adjustment
  expenses at end of year . . . . . . .    $86,927    $53,006     $91,984     $68,820    $88,276     $81,197
                                           =======    =======     =======     =======    =======     =======


         The following table sets forth a reconciliation from the Company's GAAP basis reserves to its reserves calculated in accordance with statutory accounting practices:

                                                                                    Years ended December 31,
                                                                                    ------------------------
                                                                                      1996           1995
                                                                                      -----          ----
                                                                                      (Dollars in thousands)
Gross unpaid losses and loss adjustment expenses--GAAP  . . . . . . . . . . . . .     $86,927        $91,984
Reinsurance recoverable-unpaid losses and loss adjustment expense--GAAP . . . . .      33,921         23,164
                                                                                      -------        -------
Net reserves for losses and loss adjustment expenses at end of year--GAAP . . . .      53,006         68,820
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          93            321
                                                                                      -------        -------
Net reserves for losses and loss adjustment expenses at end of year--Statutory. .     $53,099        $69,141
                                                                                      =======        =======


         The following table presents the development of unpaid loss and loss adjustment expense reserves net of reinsurance from 1987 through 1996 for the Company. The top line of the table shows the estimated reserves for unpaid losses and loss adjustment expenses net of reinsurance at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid losses and loss adjustment expenses for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The second line of the table, "Subsequent commutations and other adjustments not affecting development," represents reductions of the reserve credits as a result of commutations of reinsurance treaties subsequent to the year ended in each column and additions to reserves as a result of the acquisition of The Erie Syndicate, Inc. in 1989. These adjustments do not affect development as payments made against these reserves are classified in the appropriate year. The table also shows the re-estimated amounts of the previously recorded reserves based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years.

         The following table presents loss reserves net of reinsurance with supplemental gross data:

                                                          Years ended December 31,
                        --------------------------------------------------------------------------------------------
                        1996      1995      1994     1993      1992      1991      1990     1989      1988      1987
                        ----      ----      ----     ----      ----      ----      ----     ----      ----      ----
                                                            (Dollars in thousands)
Net reserves for losses
  and loss adjustment
  expenses, as stated..$53,006  $68,820   $81,197   $68,167   $65,297   $69,757  $79,106   $63,932   $41,271  $27,152
Subsequent
commutations
  and other
  adjustments not
  affecting
  development..........      0        0         0         0       562     2,706    6,577    16,163    30,507   24,215
Adjusted loss reserves. 53,006   68,820    81,197    68,167    65,859    72,463   85,683    80,095    71,778   51,367

Paid (cumulative) as
of
  1 year later.........          26,809    16,647    17,396    21,180    16,940   22,778    18,559     9,621    3,747
  2 years later........                    39,128    26,779    34,330    35,773   38,407    36,542    23,876   11,281
  3 years later........                              40,676    39,910    45,133   54,364    49,448    37,742   20,728
  4 years later........                                        47,072    53,072   62,293    59,895    47,429   29,610
  5 years later........                                                  58,719   69,064    63,266    54,808   36,168
  6 years later........                                                           72,247    68,468    57,659   41,343
  7 years later........                                                                     70,774    61,203   43,348
  8 years later........                                                                               62,283   45,272
  9 years later........                                                                                        46,269
Net loss reserves
  re-estimated as of
  end of year..........
  1 year later.........          68,538    73,222    68,959    64,167    70,830   82,144    79,236    66,628   49,743

  2 years later........                    71,030    58,984    64,068    70,827   81,111    78,243    67,825   47,618
  3 years later........                              58,422    54,087    66,790   78,024    79,666    66,879   48,697
  4 years later........                                        52,151    63,548   78,383    73,062    66,212   48,261
  5 years later........                                                  62,590   76,440    73,315    63,922   47,904
  6 years later........                                                           75,324    72,638    63,627   47,824
  7 years later........                                                                     71,832    62,869   48,442
  8 years later........                                                                               62,250   48,594
  9 years later........                                                                                        47,856
Net cumulative
  redundancy
  Dollars..............             282    10,167     9,745    13,708     9,873   10,359     8,263     9,528    3,511
  Percentage...........            0.41%    12.52%    14.30%    20.81%    13.62%   12.09%    10.32%    13.27%    6.84%
Gross liability-end of
  year................. 86,927   91,984    88,276    70,938    73,586
Reinsurance
recoverable............ 33,921   23,164     7,079     2,771     8,289
                       -------  -------   -------   -------   -------
Net liability-end of
year................... 53,006   68,820    81,197    68,167    65,297
                       =======  =======   =======   =======   =======
Gross re-estimated
  liability-latest.....          92,120    84,189    65,591    57,250
Re-estimated
  recoverable-latest...          23,582    13,159     7,169     5,099
                                -------   -------   -------   -------
Net re-estimated
  liability-latest.....          68,538    71,030    58,422    52,151
                                =======   =======   =======   =======
Gross cumulative
  (deficiency)
  redundancy...........
  Dollars..............            (136)    4,087     5,347    16,336
  Percentage...........           -0.15%     4.63%     7.54%    22.20%


         The cumulative redundancy or deficiency represents the aggregate change in the loss reserve estimates over all prior years. The table presents a run-off of balance sheet reserves rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in loss reserves for all prior years. The table generally indicates that on both gross and net bases, the Company's reserves for losses and loss adjustment expenses have been subsequently adjusted downward from the reserves initially established. This is a result of (i) a relatively conservative approach in estimating initial reserves, resulting in part from a statutory requirement that reserves for most lines of the Company's business be carried at a minimum of at least 60% of premiums earned for the first three years, in the case of Alpine, and the first four years, in the case of the Syndicate, and (ii) somewhat better than anticipated results in settling claims while avoiding punitive and other extraordinary losses.

COMPETITION

         The Company ceased issuing direct insurance in August 1996, and is not currently issuing any insurance policies directly to insureds. Its current business activities consist of: acting as a reinsurer (effective as of April 1, 1997) with respect to insurance policies issued by UCIC; handling claims under policies and reinsurance contracts previously issued by the Company and implementing mid-term adjustments to and cancellations of such policies; and related management, investment, reporting and accounting functions. In lieu of issuing direct insurance business, effective as of April 1, 1997, Alpine entered into the Quota Share Arrangement with UCIC.

         Management believes that competition is increasing in the markets in which the Company historically has operated, which may hinder the Company's re-entry into such markets should the Company recommence direct underwriting operations and may interfere with the Company's ability to generate profits through the Quota Share Arrangement. Many of the Company's and UCIC's existing or potential competitors are larger, have higher Best ratings, have considerably greater financial and other resources and offer a broader line of insurance products than the Company or UCIC. Should the Company recommence underwriting operations, it will face competition from other surplus line insurers, new forms of insurance organizations such as risk retention groups and, potentially, licensed insurers issuing coverages previously written by the Company in the surplus lines market. See also "-- Background Concerning Changes in Operations -- Best Ratings Downgrades."

EMPLOYEES

         Prior to January 1995, the Company had no compensated employees; employees of TCO performed all underwriting, claims and other services for the Company pursuant to management agreements between the Company and TCO. See "-- Current and Future Operations and Organizational Structure -- Relationship with TCO." Effective January 1, 1995, certain officers of TCO and Alpine, and certain individuals providing administrative and support services to such officers, became fully or partially compensated employees of Exstar. The salary, benefit costs and other expenses borne by the Company in connection with this arrangement were approximately $2.1 million in 1995. Following the downgrading of the Company's Best ratings in 1996, the Company and TCO significantly reduced their staff and expenses, and most of the remaining employees of TCO (other than Claims Control employees) became employees of Alpine. Consequently, the Company became directly responsible for the payment of all salaries and benefits related to such employees. The claims handling staff, however, became employees of Claims Control, a TCO Holdings subsidiary, on January 1, 1996. Claims Control is reimbursed by Alpine for the salary and benefit costs related to such employees, and Claims Control's general and administrative expenses, in consideration of Claims Control's continued handling of claims under policies previously issued by the Company. Claims Control currently pays over to Alpine amounts paid to Claims Control by UCIC for handling UCIC claims. See "-- Current and Future Operations and Organizational Structure -- Relationship with UCIC."

         At January 1, 1996, the Company and TCO, together, had 134 employees and total annualized payroll of approximately $7 million. At August 1, 1996, 85 employees remained (almost all of whom, other than the Claims Control employees, had become employees of the Company). The pay levels of many of the remaining employees (principally members of senior and middle management) were reduced. As a result, total annualized payroll at August 1, 1996 (before reimbursements from Transre and E&S) was approximately $4.5 million. Other operating expenses also were reduced substantially from prior levels. General and administrative expenses following the reductions totaled approximately $5 million annualized. Because of cost reductions and other opportunities, individuals no longer employed by the Company include Exstar's former Chief Financial Officer, two senior underwriters, the former head of the Company's management information services department, the former head of the Company's claims department and the former President of Alpine. As a result of these departures, the Company's overall level of management experience has significantly decreased. Depending on the Company's financial condition and prospects, management expects the Company will need to hire additional personnel during 1997, assuming the Quota Share Arrangement remains in place, to support the Company's operations.

         During 1996, to assist the Company in retaining sufficient staffing and to offset, in part, salary reductions instituted in 1996, Alpine sought approval from the Illinois DOI to pay bonuses to its employees. The Illinois DOI tentatively approved payment of the bonuses, up to a maximum aggregate amount of $400,000 payable by Alpine, but conditioned payment upon several assumptions and satisfaction of certain conditions, including the implementation of the Quota Share Arrangement (provided that it remained in effect for a period of time satisfactory to the Illinois DOI). The Company ultimately expects to pay some or all of the bonus amount to Alpine employees during 1997, but is unable to determine what amount will finally be approved by the Illinois DOI or when, if ever, it will be approved. In addition, management is considering a reduction in the exercise prices of certain outstanding options to acquire Exstar Common Stock held by its current employees. The Common Stock which is the subject of the options is owned by TCO and is available for purchase upon the exercise of options pursuant to the TCO Insurance Services 1992 Stock Incentive Plan ("TCO Plan").

         In addition to performing services directly for the Company, the majority of the Company's employees are performing services for Transre and E&S in connection with the Limited Agency Agreement. In this regard, and in accordance with a plan filed by Alpine with and approved by the Illinois DOI in connection with its review of Alpine (see "-- Regulation -- Illinois Order"), the salaries and benefit costs associated with these employees, as well as general and administrative costs (including rent, utilities, insurance costs and licensing fees), are currently being allocated among Alpine, Transre and E&S. The total amount reimbursed by Transre and E&S to the Company during 1996 (covering the period from the beginning of the allocation on August 1, 1996, through December 31, 1996) was approximately $1.2 million. The amount payable by Claims Control to the Company for 1996 with respect to revenues received from UCIC was approximately $4,000. The allocations are based on management's estimates of the relative amounts of employee time and Company resources devoted to the operations. For example, the majority of the Company's salary expense relating to its underwriting department has been allocated to Transre and E&S, because the underwriting department's principal activities involve producing new business for UCIC, while the underwriting department's activities with respect to the Company's prior business are limited. Conversely, salaries for management, accounting, administration and other departments are allocated as much as 80% to Alpine. The plan approved by the Illinois DOI anticipates that the allocations to Alpine will gradually decrease, and the allocations to Transre and E&S will gradually increase, over time, but no assurances can be given that such allocations will occur at any particular time, if at all. As circumstances change, revised allocations are expected to be implemented, subject to approval by the Illinois DOI.

ITEM 2.  PROPERTIES

         The Company generally owns real property only for investment or sale. The Company's principal real estate investments consist of two office buildings with a combined book value of approximately $4.3 million. These office buildings serve as the Company's headquarters, and are located at 2028 Village Lane (25,000 square feet) and 2029 Village Lane (13,000 square feet), Solvang, California. The Company currently leases 6,000 square feet of space in one of these buildings to the YMCA at an annual rent of approximately $54,000 (subject to adjustment) under a two-year lease, with three one-year renewal options.
The Company from time to time solicits offers to purchase the office buildings and would be willing to sell the properties to a buyer with whom the Company would enter into a sale-leaseback arrangement if appropriate terms could be agreed upon. At the present time, the Company has not identified such a purchaser.

         TCO leases office space in Chicago, Illinois. Exstar may be deemed to be a guarantor of TCO's obligations or otherwise may be deemed to be obligated under the lease. TCO is currently in default under the lease, and the lessor
has made a demand for payment.   Management contemplates that Alpine may assume
the lease with respect to a portion of the property currently leased (approximately 7,000 square feet of the approximately 16,400 square feet currently leased), at a reduced rent (approximately $20 per square foot per year versus the current rate of approximately $38 per square foot per year). Discussions are currently ongoing with the lessor as to a settlement with respect to the lease. Assuming that Alpine leases a portion of the premises on the foregoing terms, the maximum total amount of the remaining obligations under the lease are estimated to be approximately $1.7 million. It is contemplated that a settlement may be reached with the lessor under which the lease obligations are satisfied through the transfer of Exstar Common Stock to the lessor. Some of the Common Stock would be contributed by TCO, from the 536,000 shares of Common Stock currently owned by it with the remainder, if any, being contributed by Exstar from its authorized but unissued stock. Some of the Common Stock owned by TCO is currently pledged to guarantee TCO's obligations pursuant to the Loan Agreement. See "Business -- Investments -- Loan to TCO"--Item 1. The Company has not yet resolved issues concerning the use of Exstar Common Stock owned by TCO in connection with the satisfaction of TCO's obligations. There is also a possibility the Company will be able to sublet this space to an unaffiliated party or that no settlement will be reached and the Company will have to locate alternative office space or become subject to legal proceedings brought by the lessor.

ITEM 3.  LEGAL PROCEEDINGS

         In July 1995, the Company filed a lawsuit against its former independent auditors, Coopers & Lybrand, L.L.P. ("C&L"), for damages arising out of advice and services rendered to the Company by C&L relating to the GAAP accounting treatment of loans made by the Company to TCO and the JBW & Co. preferred stock, as well as the withdrawal of C&L's unqualified audit opinion with respect to the Company's 1993 consolidated GAAP financial statements. See "Business--Investments -- JBW & Co. Loan" and "Business -- Investments -- Loan to TCO" -- Item 1. The loans to TCO and the JBW & Co. preferred stock were the subject of certain changes in GAAP accounting adopted by the Company in early 1995. In January 1997, Exstar and C&L entered into a settlement agreement relating to this lawsuit. After the payment of legal fees and other fees and costs associated with the lawsuit and settlement, Exstar expects an increase in its 1997 pre-tax income and stockholders' equity of approximately $3 million from this settlement agreement.

         In October 1994, as a result of the resignation of C&L and the withdrawal of their opinion covering the 1993 financial statements, the SEC notified the Company that it had opened an informal inquiry with respect to Exstar. The SEC requested Exstar's voluntary cooperation and requested various information which Exstar provided. In September 1995, the SEC requested that the Company produce additional documents and that the Company's then Chief Financial Officer provide testimony. The Company's former Chief Financial Officer provided such testimony in November 1995 and February 1996. The Company has not received any additional requests from the SEC.

         Exstar's insurance subsidiaries and various of the TCO entities are subject to routine legal proceedings in connection with their property and casualty insurance businesses. Neither Exstar nor any of its subsidiaries nor any of the TCO entities is currently involved in any pending or threatened legal proceedings which reasonably could be expected to have a material adverse impact on the Company's financial condition or Consolidated Statement of Operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders since June of 1995. Exstar currently has only one independent director. The Company's board of directors currently intends to appoint an additional independent director as soon as practicable after the filing of the Company's annual report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K"), but there can be no assurance that such a director will be appointed.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Exstar's Common Stock had been traded on the NNM under the symbol EXTR from the date of the Company's initial public offering on December 18, 1992.
On October 12, 1994, the Nasdaq Stock Market, Inc. ("Nasdaq") amended Exstar's symbol to EXTRE as a result of the withdrawal of C&L's audit report covering the Company's 1993 consolidated financial statements (which caused the Company to be in technical non-compliance with Nasdaq requirements). The symbol reverted to EXTR after the filing of the 1994 Form 10-K and certain related reports with Nasdaq. However, the symbol was again amended to EXTRE on April 16, 1996, due to the Company's failure to file its 1995 Form 10-K on April 15, 1996. The Company's Common Stock was delisted from the NNM on July 18, 1996 for failure to meet certain of the maintenance criteria required for continued listing on the NNM, including: (i) the Company's failure to timely file its 1995 Form 10-K; (ii) the Company's failure to maintain on its board of directors two independent directors; and (iii) the minimum bid price for the Common Stock being below $1.00 for a substantial period of time.

         The Company is considering the possibility of issuing additional shares of Exstar Common Stock in a private placement or a public offering. The Company may also register shares of Exstar Common Stock owned by TCO or Peter O'Shaughnessy for sale or to facilitate obtaining loans for their benefit or for the benefit of the Company. The Company is also considering a repurchase of shares of Exstar Common Stock which are currently outstanding. In addition, the Company believes members of its management and UCIC may purchase shares of Exstar Common Stock which are currently outstanding, in addition to any Exstar Common Stock currently owned by them.

         The following table sets forth for the periods indicated the range of high and low closing sale prices for the Common Stock.

                                                                         High              Low
                                                                         ----              ---
          First Quarter 1995  . . . . . . . . . . . . . . .              5.00              2.75
          Second Quarter 1995 . . . . . . . . . . . . . . .              5.125             2.50
          Third Quarter 1995  . . . . . . . . . . . . . . .              3.50              2.50
          Fourth Quarter 1995 . . . . . . . . . . . . . . .              3.00              0.875
          First Quarter 1996  . . . . . . . . . . . . . . .              2.25              1.03
          Second Quarter 1996 . . . . . . . . . . . . . . .              1.25              0.50
          Third Quarter 1996 (through July 18, 1996)  . . .              1.00              0.625


         On July 17, 1996, the last reported sale price for the Common Stock was $0.75 share. As of March 31, 1997, there were 51 holders of record of the Exstar Common Stock, and to the Company's knowledge there were in excess of 500 beneficial owners of the Exstar Common Stock.

         Exstar has never declared or paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. See "Business -- Regulation -- Dividend Limitations" -- Item 1 and
Note 3 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below under the captions "Operating data" and "Balance sheet data" for the years ended December 31, 1996, 1995, 1994 and 1993 have been derived from the audited consolidated financial statements of the Company and its subsidiaries. The selected consolidated financial data as of, and for the year ended, December 31, 1992, have been derived from restated, unaudited financial statements of the Company and its subsidiaries. The statutory operating data are based on statutory accounting practices and were derived from statutory financial data of the Syndicate and Alpine. The statutory operating data for the year ended December 31, 1996, differ from data which would be derived from the 1996 annual statement of Alpine filed with state insurance regulatory officials in that the operating results of the Syndicate were not combined with those of Alpine in its 1996 annual statement, even though the Syndicate's operations were combined with those of Alpine effective December 31, 1996. These data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this 1996 Form 10-K.

                                                                          Years ended December 31,
                                                           ------------------------------------------------------
                                                           1996         1995        1994        1993         1992
                                                           ----         ----        ----        ----         ----
                                                                                                          (Unaudited)
Operating data:                                          (Dollars in thousands except per share data)
  Gross written premium . . . . . . . . . . . . . . . .    $14,373     $64,287      $60,910     $47,740      $25,762
  Net written premium . . . . . . . . . . . . . . . . .      8,810      28,185       53,532      48,739       24,671
  Net earned premium  . . . . . . . . . . . . . . . . .     21,010      39,149       52,513      34,037       21,405
  Net losses incurred . . . . . . . . . . . . . . . . .      7,737       6,400       25,086      15,709        6,831
  Net loss adjustment expenses incurred . . . . . . . .      4,952       9,271        7,764       5,368        6,251
  Other underwriting expenses . . . . . . . . . . . . .      6,405      16,897       17,164      10,124        6,778

  Reinsurance expense . . . . . . . . . . . . . . . . .        -0-         -0-          124       3,613        2,174
  Net investment income . . . . . . . . . . . . . . . .      4,030       4,913        3,933       3,552        4,211
  Net realized investment (losses) gains  . . . . . . .      (377)         389          (41)       (970)        (121)
  Other income  . . . . . . . . . . . . . . . . . . . .        142         385        1,339       1,675            1
  Interest expense  . . . . . . . . . . . . . . . . . .        220         212          152         225          669
  Other expenses  . . . . . . . . . . . . . . . . . . .      7,267       6,255        3,068       2,257        1,104
  Net (loss) income before provision for income taxes,
   minority interest and equity in (losses) income of
   affiliates   . . . . . . . . . . . . . . . . . . . .     (1,776)      5,801        4,386         998        1,689
  Provision for income taxes  . . . . . . . . . . . . .     (1,715)      5,057        1,781         362          341
  Minority interest . . . . . . . . . . . . . . . . . .        -0-        (157)         (94)        (88)           5
  Equity in (income) losses of affiliates . . . . . . .     (1,561)     (3,829)       5,173      10,746        4,335
  Net income (loss)   . . . . . . . . . . . . . . . . .      1,500       4,730       (2,474)    (10,022)      (2,992)
  Net income (loss) per common share(1) . . . . . . . .      $0.27       $0.86       ($0.45)     ($1.83)      ($0.78)
Balance sheet data(2):
  Cash and cash equivalents and invested assets . . . .    $64,066     $88,841      $92,834     $79,784      $80,342
  Total assets  . . . . . . . . . . . . . . . . . . . .    108,154     142,628      142,203     119,255      117,078
  Insurance liabilities . . . . . . . . . . . . . . . .     89,398     125,246      122,777     101,184       94,604
  Long-term debt, less current portion  . . . . . . . .      1,078       1,484          -0-         -0-          425

  Total stockholders' equity  . . . . . . . . . . . . .     12,526      11,195        5,252       9,490       16,686
  Net book value per share  . . . . . . . . . . . . . .      $2.28       $2.04        $0.96       $1.73        $4.34
Statutory operating data(3):
  Net underwriting gain (loss)  . . . . . . . . . . . .     $2,826      $9,752       $ (421)    $(2,378)       $(701)
  Policyholders' surplus(4) . . . . . . . . . . . . . .     12,596      (7,017)       21,097      20,352       22,185
  Loss and loss adjustment expense ratio  . . . . . . .       60.0%       39.1%        64.6%       73.4%        60.1%
  Expense ratio . . . . . . . . . . . . . . . . . . . .       63.3%       49.9%        31.7%       26.5%        37.5%
  Combined ratio  . . . . . . . . . . . . . . . . . . .      123.3%       89.0%        96.3%       99.9%        97.6%

GAAP operating ratios:
  Loss and loss adjustment expense ratio  . . . . . . .       60.4%       40.0%        62.6%       61.9%        61.1%
  Expense ratio . . . . . . . . . . . . . . . . . . . .       24.4%       29.8%        30.1%       28.3%        25.6%
  Combined ratio  . . . . . . . . . . . . . . . . . . .       84.8%       69.8%        92.7%       90.2%        86.7%
------------------

(1) Shares used in the calculation for 1996, 1995 and 1994 are 5,498,000 shares outstanding; for 1993, 5,490,000 shares outstanding; for 1992, 3,846,000 shares outstanding.
(2) Information is shown as of the end of each year presented.
(3) In addition to usual differences between statutory accounting practices and GAAP, a significant portion of profit sharing expense is allocated as a reduction to investment income for statutory accounting practices.
(4) Policyholders' surplus is reflected as of the end of each year presented on a consolidated basis after the elimination of the Syndicate's investment in Alpine. If the Syndicate's investments had not been subject to certain concentration limits under the IIE regulations, policyholders' surplus on a consolidated basis as of December 31, 1995 would have been $6,038,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The Company's operations and business underwent fundamental changes during 1996. See "Business -- Overview of Current Business Operations", "Business -- Financial Reporting; Delisting of Common Stock", "Business -- Background Concerning Changes in Operations", and "Business -- Current and Future Operations and Organizational Structure" -- Item 1. Because of these changes and changes that are continuing in 1997, differences in the Company's results of operations between 1995 and prior years, and its results of operations for 1996, are not necessarily indicative of trends or likely results of operations for 1997 or future years. The Company's 1996 Form 10-K contains certain "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties. When used in this 1996 Form 10-K, the words "anticipate," "believe," "estimate" and "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward-looking statements. A number of important factors could cause the actual results, performance or achievements of the Company for 1997 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, without limitation, the discontinuation or a material adverse change in the terms and conditions of the Quota Share Arrangement, a material increase in competition, material changes to UCIC's financial condition or regulatory authority and material adverse changes in the Illinois DOI's oversight of Alpine.

         The Company's principal sources of revenue historically have been net premiums earned (net premiums are the balance remaining after deducting from gross written premiums amounts paid for unaffiliated reinsurance, and they are generally earned ratably over the policy periods) on insurance policies issued by the Company's insurance company subsidiaries, income derived from the Company's invested assets and miscellaneous other income. The Company's principal costs historically have consisted of reserves for loss and loss adjustment expenses (reserves for such loss and loss adjustment expenses, which initially are estimated based on a combination of the Company's historical data and industry averages, are reflected as expense in the periods in which they are initially estimated and as the estimates are revised the revisions are reflected as adjustments to expense in the periods in which the adjustments are made), commissions and other amounts paid by the Company's insurance company subsidiaries to TCO in connection with its producing and underwriting insurance policies issued by the Company's insurance company subsidiaries, and miscellaneous other expenses.

         The Company's net income historically derived from the difference between these net revenues and net expenses, after adjustment for taxes and minority interests. In addition, due to the Company's adoption of a form of equity accounting in 1995 (applied retroactively), the Company's net income also has included its equity in gains and losses of its affiliates. See "Business -- Current and Future Operations and Organizational Structure -- Relationship with TCO" -- Item 1 and Note 11 of Notes to Consolidated Financial Statements.

         The Company, because of Best rating downgrades, regulatory restrictions and other matters affecting its insurance company subsidiaries (see "Business -- Background Concerning Changes in

Operations" -- Item 1), ceased issuing direct insurance in August 1996. This directly resulted in a sharp decline in the Company's earned premium revenue during the second half of 1996, and will cause a further decline in the Company's earned premium from direct insurance during the first half of 1997. The Company, however, will earn premium revenue through the Quota Share Arrangement effective April 1, 1997. The portion assumed by the Company initially will be 30% of the net premium accruing to UCIC on such business, including premiums unearned as of April 1, 1997 (estimated to be approximately $13.6 million) and premiums on policies issued after such date. The Company also will earn investment income on the funds held by UCIC under the Quota Share Arrangement. Because most of the premium funds will be held by UCIC, however, the Quota Share Arrangement will not benefit the Company's cash flow to the same extent it is expected to benefit the Company's net income (assuming the Quota Share Arrangement underwriting results are as profitable as or more profitable than TCO's underwriting results have been over the last three years).

         The Company reduced its underwriting expenses during 1996 by terminating its insurance company subsidiaries' management agreements with TCO, thereby terminating the Company's obligation to pay commissions and profit-sharing amounts to TCO (subject to a final determination of obligations between the parties, if any), and such expenses were virtually eliminated following the Company's decision to cease issuing new and renewal insurance policies in August 1996. However, the Company will incur significant underwriting expenses under the Quota Share Arrangement. Of the net premium assumed by Alpine, Alpine will (i) allow UCIC to retain 30% as a ceding commission and (ii) pay approximately 3-4% to TCO Holdings as an override commission. Additionally, effective August 1, 1996, the Company began assuming a substantial amount of personnel costs and operating expenses previously borne by TCO. These expenses, which previously would have been included in the Company's underwriting expenses, have been included in the Company's other expenses since August 1, 1996. These expenses are being offset in part by reimbursements from Transre and E&S. See "Business -- Current and Future Operations and Organizational Structure" -- Item 1.

         Because of the numerous uncertainties facing the Company and the Company's likelihood of experiencing substantial further changes in its operations and business during 1997 (see "Business -- Current and Future Operations and Organizational Structure" -- Item 1), management has made no effort to anticipate the Company's results in the following discussion beyond the end of 1997. Management's current expectations, additionally are heavily dependent on continuation of the Quota Share Arrangement, on UCIC's maintaining its Best rating and surplus lines authorities, on no material increase in competition, on the Illinois DOI's continuing to allow Alpine to operate generally as it currently is operating and on a number of other less material assumptions and conditions ("Base Conditions").

1996 TO 1995

         Gross written premiums were $14.4 million for 1996, a decrease of 77.6% from $64.3 million in 1995. This decrease was due to the Best ratings downgrades of the Company's insurance company subsidiaries in January and April 1996, and the losses of their authorizations to conduct surplus lines business in key states, including California, beginning early in the year (see "Business -- Regulation" -- Item 1). These developments progressively constricted the Company's ability to write direct insurance policies during the first half of 1996, and led the Company to cease writing direct insurance policies in August 1996. Effective April 1, 1997, however, Alpine entered into the Quota Share Arrangement with UCIC, which management expects will enable the Company to receive premium on business produced for UCIC by Transre and E&S (see "Business -- Current and Future Operations and Organizational Structure -- Relationship with UCIC" -- Item 1). Assuming the Base Conditions, management expects the Company's gross written premium volume for 1997 to be roughly equal to its gross written premium volume for 1996.

         Net premiums earned were $21.0 million in 1996, a 46.3% decrease from $39.1 million in 1995. The decrease directly resulted from the decrease in gross written premiums, though the percentage decrease in net premiums earned between the periods was lower because premiums continued to be earned on previously written insurance after the Company ceased issuing direct insurance in August 1996. Because of a similar delay in earning previously written premiums during 1997, management anticipates, assuming the Base Conditions, net premiums earned in 1997 will continue to decline, perhaps to approximately half of their 1996 amounts, notwithstanding that gross written premiums for 1997 are expected to be roughly equal to gross written premiums for 1996.

         Net loss and loss adjustment expense incurred during 1996 totaled $12.7 million, down 19.0% from $15.7 million in 1995. Net loss and loss adjustment expense as a portion of net premiums earned was 60.4% in 1996 compared to 40.0% in 1995. The decrease in net loss and loss adjustment expense incurred between the periods resulted principally from the decrease in net premiums earned. The decrease was relatively smaller than the decrease in net premiums earned between the periods, however, because of the approximately $14.9 million reduction in loss and loss adjustment expense reserves at the end of 1995, which included reductions relating to net premiums earned in prior years. Management anticipates the Company's 1996 year-end reserves for net loss and loss adjustment expense may include additional redundancies which have not yet become actuarially determinable because of changes in reserving practices implemented by the Company in 1996 and difficulties in determining the precise impact on the Company's loss and loss adjustment expense reserves of certain recent California court decisions affecting construction defect claims. See "Business -- Losses and Loss Adjustment Expenses" -- Item 1. Management also expects, assuming the Base Conditions, that the Company's loss ratio on insurance assumed by Alpine pursuant to the Quota Share Arrangement will be substantially lower than the Company's historical loss ratios as a consequence of higher pricing and more restrictive policy forms used in underwriting the insurance assumed by Alpine from UCIC.

         Other underwriting expenses historically have consisted of (i) policy acquisition costs, which equaled a fixed percentage of gross written premiums less reinsurance commissions, plus (ii) the allocated portion of profit sharing payments to TCO, which equaled a fixed percentage of underwriting profits determined on a statutory basis, a fixed percentage of the Syndicate's investment income and a fixed percentage of certain of Alpine's assets. Following termination of the management agreements between the Company's insurance company subsidiaries and TCO in 1996, the fees and commissions that otherwise would have been paid by the Company to TCO were eliminated and the Company began to bear directly certain personnel, general and administrative costs that otherwise would have been borne by TCO. The former are included in other underwriting expenses while the latter are included in other expenses.

         The Company's other underwriting expenses for 1996 were $6.4 million, a decrease of 62.1% from $16.9 million in 1995. The ratio of the Company's other underwriting expenses to net premiums earned was 30.5% in 1996 compared to 43.2% in 1995. The decrease in other underwriting expenses between the periods was principally attributable to reduced net expenses resulting from termination of the management agreements with TCO, the Company's earning in 1996 additional commission income under certain reinsurance agreements because of favorable loss development and the Company's payment in 1995 of profit sharing of approximately $3.7 million relating to the approximately $14.9 million reduction in loss and loss adjustment expense reserves at the end of 1995. Management anticipates, assuming the Base Conditions, that the ratio of other underwriting expenses to net premiums earned for 1997 will be about the same as or somewhat in excess of the 1996 ratio, because of the approximately 33-34% aggregate commissions payable by Alpine in connection with the Quota Share Arrangement reduced somewhat by anticipated additional reinsurance commission from potential continuing favorable loss development.

         Net investment income for 1996 was $4.0 million, a decrease of $900,000, or 18.0%, from $4.9 million in 1995. The decrease between the periods was caused principally by a 15.8% decrease in average investable assets from $90.8 million in 1995 to $76.4 million in 1996 and a decline in the average yield on investable assets to 5.3% in 1996 from 5.4% in 1995. Management anticipates, assuming the Base Conditions, a continued reduction in investment income in 1997 as a consequence of loss payments and expenses reducing the Company's investable assets more quickly than investable assets increase under the Quota Share Arrangement, though the impact may be partially offset by rising interest rates and yields on invested assets during the year.

         Net realized investment (losses) gains for 1996 were a loss of $400,000 versus a gain of $400,000 in 1995. The net loss in 1996 was the result of losses on the sale of an equity security and certain real estate investments, as well as net increases in real estate valuation reserves. The Company realized net investment gains of over $700,000 in 1995 on its fixed maturities portfolio as it benefitted from declining interest rates while liquidating certain assets. Management expects a possible continuation of realized investment losses in 1997 as the Company's payments of losses and expenses require the Company to liquidate investments during a period of possibly rising interest rates. Management anticipates little, if any, adverse impact from the Company's continuing liquidation of real estate investments because of expected stable or somewhat improving conditions in the central California real estate market.

         Other income declined in 1996 to $100,000 from $400,000 in 1995.
Other income consists primarily of contingent commission income from and interest earned on funds on deposit with an unaffiliated insurance company which have been assigned to the Company by TCO. The decline in other income in 1996 was due to a reduction in the amount of business placed by TCO over the last several years with the unaffiliated insurance company and a disagreement between TCO and the unaffiliated insurance company as to the amounts due to TCO and assigned to the Company. Additionally, the amount of funds on deposit was significantly reduced in 1996 compared to 1995. Management expects other income could be $4 million or more for 1997, principally as a consequence of settlement of the C&L suit (see "Legal Proceedings" -- Item 3) and resolution of the disagreement over the payments due from the unaffiliated insurance company to TCO.

         Interest expense in 1996 was approximately $200,000, unchanged from 1995. Management expects this cost to remain relatively unchanged for 1997.

         Other expenses, consisting of professional fees, personnel costs and other costs of Exstar, the Syndicate and Alpine, were $7.3 million in 1996 compared to $6.3 million in 1995. This increase was principally due to (i) Exstar's incurring additional legal expenses for the lawsuit against the Company's former auditors (see "Legal Proceedings" -- Item 3), (ii) increases in legal, audit, actuarial and other fees (including approximately $500,000 of IIE withdrawal fees) in connection with the Illinois DOI's review of Alpine, withdrawal of the Syndicate from the IIE and reorganization of the Company's business and operations during 1996, and (iii) Alpine's assuming a portion of the personnel, general and administrative costs previously borne by TCO. Management anticipates a decrease in other expenses for 1997 by approximately $1 million or more as a consequence of (i) the settlement of the C&L suit, a decrease in regulatory and operational issues and the gradual shifting of personnel, general and administrative costs to Transre and E&S in accordance with the plan submitted by Alpine to the Illinois DOI, offset by (ii) an increase in overall personnel and general and administrative costs (a) to pay bonuses for personnel to compensate, in part, for compensation reductions during 1996, and otherwise to provide incentives to personnel to continue with the Company and (b) to improve the Company's overall level of management experience and otherwise replace certain employees and restore certain operating capabilities lost during 1996. See "Business -- Current and Future Operations and Organizational Structure -- Expense Reduction/Reallocations and Staffing Changes" -- Item 1.

         Income tax benefit was $1.7 million in 1996 compared to an expense of $5.1 million in 1995, principally because of the Company's substantially higher 1995 taxable net income resulting from the $14.9 million reduction in loss reserves in 1995. The Company had a net pre-tax loss (before minority interest and equity in gains of affiliates) of $1.8 million in 1996 compared to $5.8 million of pre-tax net income (before minority interest and equity in gains of affiliates) in 1995. The difference also resulted from application of a $6.6 million valuation reserve against the Company's deferred tax asset in 1995, compared to a $1.3 million reduction in the reserve in 1996. Assuming the Base Conditions, management anticipates the Company will incur income tax expense in 1997, but management also believes that because of loss carryforwards from prior years, the Company's taxable net income in 1997 will be taxed at a lower rate than otherwise would be applicable, and that the Company may be able to recognize a substantial additional reduction in the valuation reserve applied to the deferred tax asset.

         Equity in income (losses) of affiliates generally reflects TCO Holdings' net income or loss for the year after certain adjustments (see Note 11 of Notes to Consolidated Financial Statements). Equity in income of affiliates was $1.6 million in 1996 compared to $3.8 million in 1995. The smaller amount in 1996 reflects a reduction in TCO's revenues for 1996 following the Best rating downgrades and regulatory restrictions affecting the Company's insurance company subsidiaries, and the terminations of the management agreements between the Syndicate and TCO and Alpine and TCO. It also reflects reduced profit sharing of $1.3 million paid to TCO-IL in 1996 compared to the $5.2 million paid to TCO-IL in 1995. The difference between the $1.3 million payment to TCO-IL in 1996 and the $5.2 million payment in 1995 is principally attributable to reductions in net loss and loss adjustment expenses incurred, due, in significant part, to the $14.9 million reduction in the Company's loss reserves at December 31, 1995. Notwithstanding TCO's current financial condition, management anticipates that equity in income of affiliates could be significant in 1997 principally as a consequence of TCO's substantially reduced expenses and its possible settlements of liabilities (other than liabilities to the Company) at less than their book values.

         Net income per common share was $0.27 in 1996 compared to $0.86 in 1995. This reflects, overall, the decline in the Company's revenues following the Best rating downgrades and the regulatory restrictions affecting the Company's insurance company subsidiaries beginning in early 1996, compared to the substantial revenues realized from ongoing operations and the income resulting from the $14.9 million reduction in loss reserves in 1995. The impact of these items would have been greater if it had not been offset by an overall swing of $7.7 million in deferred tax expense.

1995 TO 1994

         Gross written premiums were $64.3 million for 1995, an increase of 5.5% from $60.9 million in 1994. The specialized liability lines experienced the largest growth, with a $4.2 million increase in gross written premium, while ocean marine gross written premiums increased $100,000. Architects and engineers gross written premiums declined $600,000 reflecting continued severe competition in key states.

         Net written premiums were $28.2 million for 1995, a decrease of 47.3% from $53.5 million in 1994. The decrease in net written premiums was due to a significant increase in ceded written premiums. The increase in ceded written premiums was a consequence of the Company's having purchased two specialized liability reinsurance treaties since the end of the third quarter of 1994. The first treaty, effective October 1, 1994, provided coverage for losses in excess of $500,000 up to $1.0 million on the Company's basic specialized liability policies. The second treaty, effective April 1, 1995, provided coverage for 50% of losses up to $500,000 for the Company's basic specialized liability policies written on or after April 1, 1995, and the unexpired portions of the Company's basic specialized liability policies written prior to April 1, 1995.

         Net premiums earned were $39.1 million in 1995, a 25.4% decrease from $52.5 million in 1994. The decrease in net premiums earned was the result of the two specialized liability reinsurance treaties entered into since the third quarter of 1994 described above, the effect of which more than offset the increased gross written premiums.

         Net loss and loss adjustment expenses incurred during 1995 totaled $15.7 million, down 52.3% from $32.9 million in 1994. Net loss and loss adjustment expense incurred as a portion of net premiums earned was 40.0% in 1995 compared to 62.6% in 1994. The decreases were the result of a decrease in net premiums earned, as described above, and, more significantly, the reduction of $14.9 million in loss and loss adjustment expense reserves relating to prior year overstatements.

         Other underwriting expenses were $16.9 million in 1995, a decrease of 1.6% from $17.2 million in 1994. The ratio of the Company's other underwriting expenses to net premiums earned was 43.2% in 1995 compared to 32.7% in 1994. The increase in the ratio generally resulted from increased profit sharing of $3.7 million paid by the Company in 1995 relating to the $14.9 million reduction in loss and loss adjustment expense reserves due to prior year overstatements.

         Net investment income for 1995 was $4.9 million, an increase of $1.0 million, or 25.6%, from $3.9 million in 1994. The increase was due to a 5.3% increase in average investable assets from $86.3 million in 1994 to $90.8 million in 1995. In addition, the average yield on investable assets increased to 5.4% in 1995 from 4.6% in 1994. The increase in the investment yield was due to an increase in the proportion of the portfolio invested in higher yielding fixed maturities, a decrease in the proportion of the portfolio invested in lower yielding cash and cash equivalents, and the Company's continuing efforts to liquidate non-income producing real estate and reinvestment of the proceeds into income producing investments.

         Net realized investment (losses) gains for 1995 were a gain of $400,000 versus a $40,000 loss in 1994. The Company realized net investment gains of over $700,000 in 1995 on its fixed maturities as it took the opportunity to sell certain instruments at favorable prices caused principally by declining interest rates. These gains were partially offset by losses in equity securities and the Company's real estate holdings. The net losses in 1995 in the real estate portfolio were primarily the result of increases in valuation reserves.

         Other income declined in 1995 to $400,000 from $1.3 million in 1994. The 1995 decline was due to TCO's placing less business with the unaffiliated insurance company. Additionally, the amount of funds on deposit with the unaffiliated insurer was significantly reduced in 1995 compared to 1994.

         Interest expense increased in 1995 to $200,000 from $150,000 in 1994, due to additional interest payable related to real estate acquired in 1995.

         Other expenses, consisting of personnel and other costs of Exstar, the Syndicate and Alpine, were $6.3 million in 1995 compared to $3.2 million in 1994. This increase was principally due to Exstar's incurring approximately $2.1 million of expenses related to certain executive officers and support staff who were shifted from TCO to become employees of Exstar effective January 1, 1995, a one-time charge of $200,000 representing costs incurred related to the potential acquisition of a specialty line insurance company which was terminated during the first quarter of 1995, legal expenses for the lawsuit against C&L and an increase in legal fees for general corporate matters.

         Federal income tax (benefit) expense was an expense of $5.1 million in 1995 compared to an expense of $1.8 million in 1994. The difference primarily relates to a $6.6 million application of the valuation reserve against the Company's deferred tax asset in 1995, with no adjustment to the valuation reserve in 1994, offset to some extent by the Company's expensing $8.4 million of receivables due from TCO and deemed uncollectible.

         Equity in income (losses) of affiliates was income of $3.8 million in 1995 compared to a loss of $5.2 million in 1994. The improvement in 1995 related to an increase in TCO's revenues principally as a result of an increase of $3.7 million in profit sharing commission received from the Company relating to the $14.9 million reduction in reserves for losses and loss adjustment expenses, and a decrease in expenses due to general cost cutting by TCO and the shifting of certain employees from TCO to the Company.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, cash and investments totaled $64.1 million, compared to $88.8 million at December 31, 1995. At December 31, 1996, the Company had $33.3 million in cash and investments pledged as collateral for letters of credit related to reinsurance, on deposit with the various states in which it has done business, on deposit in the IIE Guaranty Fund, Inc. and held in trust for the benefit of the Syndicate's policyholders and otherwise to satisfy the Syndicate's obligations. This $33.3 million amount represents 51.9% of the Company's total cash and investments at December 31, 1996. Funds held in trust for the benefit of the Syndicate's policyholders may be used by the Company to satisfy claims of the policyholders and other obligations of the Syndicate.

         The foregoing $33.3 million includes the following at December 31, 1996: $13.3 million of fixed maturities; $500,000 of cash and cash equivalents; and $3.4 million of short term investments which were required to be maintained as collateral for letters of credit and to satisfy insurance regulatory requirements. Also included in the $33.3 million is $15.9 million comprised of cash and various types of investments held in trust for the benefit of the Syndicate's policyholders. See "Business -- Regulation -- Combination of the Syndicate with Alpine" -- Item 1 and Note 4 of Notes to Consolidated Financial Statements.

         At December 31, 1996, $16.3 million, or 15.1% of the Company's total assets, consisted of real estate mortgages and real estate investments. This compared to $19.2 million of such investments, comprising 13.4% of the Company's total assets at December 31, 1995. The Company's intent is to reduce the real estate mortgages and real estate owned investments in an aggressive but orderly manner. See "Business -- Investments" -- Item 1.

         The decrease in cash and invested assets at December 31, 1996, compared to December 31, 1995, resulted from cash applied to operations. Cash applied to operations during 1996 was $24.2 million compared to $14.3 million for 1995, and cash provided by operations of $17.1 million for 1994. The increase in cash applied to operations in 1996 resulted principally from a substantial increase in payments of loss and loss adjustment expenses, while premium revenues decreased as a consequence of the Best rating downgrades, regulatory issues affecting the Syndicate and Alpine and the Company's decision to cease writing direct insurance in August 1996, and the Company's increased expenses for personnel and general administrative costs assumed by Alpine effective August 1, 1996. See "Business -- Background Concerning Changes in Operations" -- Item 1. The increased cash applied to operations in 1995 compared to 1994 resulted principally from an increase in payments of loss and loss adjustment expenses in 1995, and payments of premiums to reinsurers during 1995 for reinsurance covering policies written in 1995 and 1994.

         In order to fund the cash applied to operations during 1996 and 1995, the Company liquidated investments at more accelerated rates than historically had been necessary. Net cash inflow from investing activities was $21.0 million in 1996 compared to cash applied to investing activities of $6.2 million in 1995 and $14.9 million in 1994.

         The total debt obligation of the Company as of December 31, 1996 was $1.6 million. Of this amount, $500,000 is due during 1997.

         Exstar, as a parent company, has relied on advances and tax agreement payments from its subsidiaries to fund its cash requirements. Exstar's cash was depleted during 1996 to pay for the suit against C&L. As a consequence of Exstar's settling the suit in January 1997, Exstar received net cash, after expenses not paid during 1996, of approximately $3 million. See "Legal Proceedings" -- Item 3.

         The Company currently does not anticipate that it will issue direct insurance in 1997. Additionally, under the Quota Share Arrangement, most of the premiums ultimately due to Alpine will be withheld by UCIC for some time (perhaps several years), and the investment income payable to Alpine initially will be relatively insignificant. The Company's cash available to fund operations, consequently, will be very limited.

         Management expects the Company will need for at least 1997 to continue to liquidate investments as the Company's principal source of cash to fund its operations. Based on historical loss payout patterns and expected operating costs, management anticipates these liquidations could result in realized losses on the liquidated investments, particularly if interest rates rise significantly during 1997. Notwithstanding the foregoing, because the Company has a substantial portion of its investments in mid-term fixed maturities, and because management expects the cash required for payments of loss and loss adjustment expenses to decline during 1997, the realized losses on liquidated investments are expected to be relatively small (less than $500,000, depending on interest rate movements).

         Management anticipates the Company's financial condition and lack of revenues will have a relatively minor impact on the Company's currently planned business operations and regulatory status during 1997. (They will, however, prevent the Company from pursuing other opportunities, including writing direct insurance, that it could have pursued if its financial condition were better.) Under the Quota Share Arrangement, Alpine's participation, and consequently the amount of premium assumed by Alpine, may be restricted by UCIC to a multiple of Alpine's policyholders' surplus, but management expects Alpine's policyholders' surplus to be sufficient so that the limit will not be material during 1997. See "Business -- Current and Future Operations and Organizational Structure" --
Item 1. Alpine's IRIS ratios and its risk based capital computation may be adversely impacted by the Company's lack of revenues, but management anticipates the impact will not be material because Alpine's principal insurance activity during 1997 is expected to be acting as a reinsurer of UCIC under the Quota Share Arrangement in accordance with the plan of operation agreed to between Alpine and the Illinois DOI during 1996. See "Business--Regulation" -- Item 1.

         Management anticipates Exstar will not receive any dividends from Alpine for the foreseeable future, but that Exstar's cash needs, as a parent company, may be satisfied during 1997 out of a combination of the cash proceeds from settlement of the Company's suit against C&L (see "Legal Proceedings" --
Item 3) and cash received from an unaffiliated reinsurer which has been assigned to Exstar by TCO (see "--1996 to 1995--Other Income"). Exstar does not plan to pay cash dividends in the foreseeable future.

         To satisfy the Company's cash need beyond 1997, the Company is considering a number of alternatives. Such alternatives currently include (i) issuing shares of its Common Stock in a private placement or a public offering;
(ii) seeking funding from or engaging in other transactions with UCIC; and
(iii) merging with one or more other insurance operations. Management has not yet determined which of these or other courses of actions to pursue and has not made any commitment with respect to any of the foregoing. See "Market for Registrant's Common Equity and Related Stockholder Matters" -- Item 5.

         As of December 31, 1996, the Company had no off-balance sheet obligations or capital commitments that were not reflected in the Company's financial statements. The Company during 1997 may enter into a settlement agreement relating to the JBW & Co. Loan. Pursuant to such a settlement, the amounts paid to TCO Holdings by Alpine in connection with the Quota Share Arrangement may be used to fund a $2.5 million promissory note payable by TCO Holdings in satisfaction of TCO's potential obligations relating to the preferred stock issued by TCO Holdings. See "Business -- Investments -- JBW & Co. Loan" -- Item 1.

         After adjustment for the overstatement of loss reserves for 1995, Alpine's adjusted capital amounts at December 31, 1996, and December 31, 1995, were approximately 173% and 170%, respectively, of its authorized control level risk based capital amounts. Because Alpine's December 31, 1996 adjusted capital was less than 200% of its authorized control level risk based capital, Alpine submitted a comprehensive financial plan to the Illinois DOI. The plan identifies as the principal condition that contributed to Alpine's failure to meet the company action level of risk based capital, the amount of Alpine's net reserves for losses and loss adjustment expense relative to policyholders' surplus, and contains, as the proposed corrective actions, principally the changes to the Company's operations and organizational structure already implemented and consummation of the Quota Share Arrangement with UCIC. The plan includes projections indicating that, even if the Quota Share Arrangement were not in effect for 1997, Alpine's adjusted capital at December 31, 1997, and thereafter, is expected to exceed 200% of its authorized control level risk based capital. Management anticipates Alpine's comprehensive financial plan ultimately will be accepted by the Illinois DOI, based on discussions with Illinois DOI representatives; however, the Illinois DOI has not yet formally responded to the plan.

INFLATION

         The Company believes the premium levels established by UCIC take into account inflationary pressures. The Company believes UCIC, for competitive reasons, is limited in the extent to which it can increase premiums to account for anticipated inflation, and actual inflation may be greater than anticipated. In either event, the Company believes UCIC, rather than its insureds, may have to absorb inflation costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information in response to this item is incorporated by reference from
Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Information concerning changes in and disagreements with the Company's independent public accountants was contained in the Company's Form 8-K filed with the SEC dated September 27, 1994 (concerning the resignation of C&L), the Company's Form 8-K filed with the SEC dated September 30, 1994 (concerning the Company's engagement of KPMG Peat Marwick LLP as its independent public accountants), and the Company's 1994 Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to each of the directors and executive officers of the Company as of March 31, 1997:

               Name                   Age                         Position with Company
----------------------                ---    -------------------------------------------------------------
Peter J. O'Shaughnessy                 54    Chief Executive Officer, Chairman of the Board and a Director
Steven C. Shinn                        49    President and a Director
David W. Fleming                       62    Director
Mark Rosenberg                         46    Vice President and Chief Financial Officer
Richard G. Kersten                     51    Senior Vice President, Secretary and General Counsel

         Mr. O'Shaughnessy has served as the Chief Executive Officer and Chairman of the Board of the Company (or its predecessor organizations) since its formation in 1988, and served as its President from 1988 to September 1993. Mr. O'Shaughnessy has been Chairman of the Board of Alpine, since 1988 and was an Executive Vice President of Alpine from 1986 to June 1993. Mr. O'Shaughnessy has served as Chairman of the Board of the Syndicate and was President of the Syndicate from 1985 to June 1993. He has been Chairman of the Board and Chief Executive Officer of TCO-CA, a subsidiary of TCO Holdings, since 1977 and was President of TCO-CA and its predecessors from 1977 to September 1993. He has also been a director of TCO-IL since 1987. From 1986 to December 1993, Mr. O'Shaughnessy was a member of the Board of Trustees of the IIE, and a member, as well as chairman, of a number of committees of the IIE Board.

         Mr. Shinn has served as President of the Company since September 1993. He served as an Executive Vice President of the Company (or its predecessor organizations) from its formation in 1988 until September 1993. Mr. Shinn has been a director of the Company (or its predecessor corporations) since its formation in 1988. Mr. Shinn has been a director of Alpine since 1987. Mr. Shinn was an executive officer of Alpine from 1987 to June 1993 and has been its President since September 1996. Mr. Shinn was also an executive officer of the Syndicate from 1987 to June 1993 and served as its President from September 1996 through December 1996. Mr. Shinn has been an executive officer and director of TCO-CA since 1987, and was an executive officer and director of TCO-IL from 1987 to June 1993. Mr. Shinn has served as a director of Advanced Hardware Architectures, Inc., a designer of computer chips located in Pullman, Washington, since 1989.

         Mr. Fleming has been of counsel to the law firm of Latham & Watkins since 1992. From 1960 to 1992, he was a senior partner at the law firm of Fleming and Ingalls in the San Fernando Valley region. Mr. Fleming has been Vice President of the Los Angeles City Board of Fire Commissioners since 1993 and Chairman of Valley Presbyterian Hospital since 1988. He has been a director of Valley Industry and Commerce Association ("VICA") for 25 years and served as VICA's Chairman from 1988 to 1990.

         Mr. Rosenberg has served as Chief Financial Officer and Vice President of the Company since January 1, 1997. From 1988 to 1997, he served as Controller and Reinsurance Manager of TCO-CA. Mr. Rosenberg has been a director of Alpine since September 1996.

         Mr. Kersten served as a Director of Exstar from its formation in 1988 until 1992, and has served as a director and/or Senior Vice President, Secretary and General Counsel of Alpine, the Syndicate and TCO since the inception of these companies.

         Section 16(a) of the Securities Exchange Act of 1934 ("1934 Act"), as amended, requires the Company's executive officers, directors and persons who own greater than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the SEC and any exchange on which the Company's securities may be listed. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the forms it has received and on written representations from certain Reporting Persons that no such forms were required for them, the Company believes that during the year ended December 31, 1996, the Reporting Persons complied with all filing requirements applicable to them, except as described below.

         In 1996, Mr. Shinn inadvertently failed to timely file a report on Form 5 for 1995. The Form 5, which was required to be filed by February 14, 1996, was filed April 15, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

         From the date of the Company's initial public offering through the end of December 1994, neither the Company nor any of its subsidiaries had any compensated employees. During that period, employees of TCO (including individuals who were executive officers of the Company) performed all administrative, management, underwriting, finance, claims, investment and other services for the Company and its subsidiaries pursuant to the Master Agreement and the management agreements between TCO-IL and the Company. Under these management agreements, TCO-IL received commissions based upon fixed percentages of the gross premium, profit and invested assets of Alpine and the Syndicate; its compensation was not based on the time devoted, or services provided, to the Company by TCO personnel. See "Business -- Current and Future Operations and Organizational Structure -- Relationship with TCO" -- Item 1 for a description of these agreements. Further, the compensation received by the Company's executive officers from TCO was not directly related to services provided by them to the Company or to the results of the Company's operations. Neither the Company nor any of its subsidiaries paid any salary to the Company's executive officers in 1994. All such executive officers were remunerated directly by TCO, in their capacities as employees of TCO.

         In early 1995, the Company adopted certain accounting changes which affected its historical and future consolidated financial statements prepared in accordance with GAAP. As a result of one of these changes, decreases in TCO's stockholder's equity are treated as expenses of the Company, even though TCO is not a subsidiary of the Company. Conversely, certain increases in TCO's stockholder's equity in any period result in increases in the Company's net income in such period, provided that the aggregate increase in the Company's net income as a result of increases in TCO's stockholder's equity does not exceed the aggregate amount of losses previously recognized by the Company as a result of TCO's operations. In view of these GAAP accounting changes and the direct impact that TCO's changes in stockholder's equity have on the Company's GAAP financial statements, the Company elected to provide the information required by Item 402 of Regulation S-K with respect to compensation received by its executive officers from TCO for 1994.

         Effective January 1, 1995, the Company's executive officers became direct employees of the Company, and, as such, began to receive compensation directly from the Company. Each such individual continued to hold the offices and directorships he previously held with TCO, and certain of such individuals continued to receive salaries from TCO until August 1, 1996.

         Effective August 1, 1996, portions of the compensation paid to the Company's executive officers were allocated to and reimbursed to the Company by Transre and E&S. See "Business -- Current and Future Operations and Organizational Structure -- Relationship with UCIC" -- Item 1. The Company directly pays such amounts solely for administrative convenience. The amounts paid by Transre and E&S are not in any way related to the Company's results or the time devoted, or services provided, to the

Company. Accordingly, such amounts reimbursed by Transre and E&S are not reflected in the body of the Summary Compensation Table below.

SUMMARY COMPENSATION

         The following table provides information concerning the annual and other compensation for services in all capacities to the Company and TCO (but not for services to Transre or E&S) for 1996, 1995 and 1994 of those persons who were at December 31, 1996 (i) the Chief Executive Officer of the Company,
(ii) two executive officers of the Company whose salaries exceeded $100,000 for 1996 and (iii) two executive officers who left the employ of the Company during 1996, for whom, but for that fact, disclosure would have been required (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                    Long Term
                                                                                  Compensation
                                                                    Annual       -------------
                                                                 Compensation        Awards
                                                                 ------------    -------------
                                                                     Other         Securities
                                                                     Annual        Underlying        All Other
  Name and Principal                       Salary       Bonus    Compensation       Options        Compensation
       Position               Year          ($)          ($)         ($)               (#)             ($)
--------------------------    ----      -----------     -----    ------------      -----------      ------------
Peter J. O'Shaughnessy,       1996        665,462(1)      --          33,532(2)              --        --
  Chairman of the Board,      1995      1,314,052(3)      --          79,569(4)              --        --
  Chief Executive Officer     1994      1,004,159(5)      --         208,746(6)              --        --

Steven C. Shinn, President    1996        207,310(7)      --              --             13,175(8)     --
                              1995        237,522         --              --             13,175(8)     --
                              1994        200,310(5)      --              --             26,352(8)     --


Richard G. Kersten,           1996        129,945(9)      --              --                 --        --
  Senior Vice President,      1995        156,625(5)      --              --                 --        --
  General Counsel and         1994        148,550(5)      --              --                 --        --
  Secretary


Craig L. Rice (10)            1996        100,475         --              --                 --    42,764(11)
                              1995        194,249         --              --                 --        --
                              1994        190,310(5)      --              --                 --        --

John T. Clark (12)            1996        105,528(13)     --              --                 --        --
                              1995        135,237         --              --                 --        --
                              1994        119,998         --              --                 --        --

----------------
(1) Includes $37,505 paid by TCO. The TCO companies are not subsidiaries of the Company and are directly or indirectly wholly owned by Mr. O'Shaughnessy. Excludes $123,175 paid by the Company in 1996 but reimbursed to the Company by Transre and E&S.
(2) This amount is attributable to various services and benefits provided to Mr. O'Shaughnessy by TCO ($23,818) and by the Company ($9,714).
(3) Includes $592,347 paid by TCO.
(4) This amount is attributable to various services and benefits provided to Mr. O'Shaughnessy by TCO ($37,569) and by the Company ($42,000).
(5) Paid by TCO.
(6) This amount is attributable to various services and benefits provided to Mr. O'Shaughnessy by TCO ($195,899) and by the Company ($12,847).
    Of the amount paid by TCO, $79,589 is attributable to salaries of certain individuals for the performance of maintenance services for Mr. O'Shaughnessy or his family in connection with a venture unrelated to the Company.
(7) Excludes $20,740 paid by the Company in 1996 but reimbursed to the Company by Transre and E&S.

(8) The indicated number reflects issued and outstanding shares of the Company's Common Stock which are owned by TCO and which are available for purchase upon the exercise of options granted under the TCO Plan.
(9) Includes $81,817 paid by TCO. Excludes $12,032 paid by the Company in 1996 but reimbursed to the Company by Transre and E&S.
(10) Employment terminated during 1996. Mr. Rice was the Executive Vice President, Chief Financial Officer and Treasurer of the Company.
(11) Represents payments made pursuant to a consulting agreement entered into by the parties in connection with the lawsuit against the Company's former auditors after Mr. Rice left the employ of the Company. See
      "Legal Proceedings" -- Item 3.
(12) Employment terminated during 1996. Mr. Clark was the Senior Vice President (Regulatory Matters) of the Company.
(13) Excludes $7,804 paid by the Company in 1996 but reimbursed to the Company by Transre and E&S.

         Effective January 1, 1997, the Company reduced the portions of the salaries of its executive officers paid by the Company. The salaries payable by the Company currently are: (i) $225,000 for Mr. O'Shaughnessy (plus an additional $275,000 allocated to and payable by Transre and E&S), (ii) $210,000 for Mr. Shinn (plus an additional $52,500 allocated to and payable by Transre and E&S); and (iii) $123,353 for Mr. Kersten (plus an additional $30,900 allocated to and payable by Transre and E&S). The foregoing amounts do not take into account any bonuses, options or other non-salary compensation that could be paid during the year.

OPTION GRANTS IN 1996

         No stock options or stock appreciation rights were granted by the Company in 1996. TCO granted Mr. Shinn options in 1996 to purchase 13,175 shares of the Company's Common Stock from TCO pursuant to the TCO Plan.

AGGREGATED OPTION EXERCISES AND YEAR-END 1996 OPTION VALUES

         No options or stock appreciation rights were exercised by the Named Officers in 1996. The following table provides information on unexercised options held by the Named Officers at December 31, 1996. All of such options were granted pursuant to the TCO Plan.

                          YEAR-END 1996 OPTION VALUES

                                        Numbers of Shares                           Value of
                                      Underlying Unexercised                Unexercised In-the-Money
                                       Options at 12/31/96                     Options at 12/31/96
                                               (#)                                   ($)(1)
                                    -------------------------               -------------------------
           Name                     Exercisable/Unexercisable               Exercisable/Unexercisable
----------------------              -------------------------               -------------------------
Peter J. O'Shaughnessy                         0/0                                     0/0
Steven C. Shinn                           75,450/37,725                                0/0
Richard C. Kersten                         18,323/9,165                                0/0
Craig L. Rice                             36,646/18,329                                0/0
John T. Clark                              18,323/9,165                                0/0

------------------
(1) There were no "in-the-money" options at December 31, 1996.

EMPLOYMENT AGREEMENT

         In 1994, TCO-CA entered into an employment agreement with Mr. Shinn which initially had a term ending August 31, 1996. Pursuant to the agreement, Mr. Shinn agreed to serve as President of both TCO-CA and the Company. The agreement provided for a base monthly salary of $18,750 through August 31, 1995, and a monthly salary of $20,833.33 through August 31, 1996. The agreement also provided for the granting to Mr. Shinn during the initial term of the agreement of options to purchase 39,527 shares (including options to purchase 26,352 shares granted in 1994) of the Exstar Common Stock pursuant to the TCO Plan. The agreement provided for two consecutive two-year extensions at the option of TCO or Mr. Shinn. During the extensions, Mr. Shinn's compensation was to have been $22,916.67 per month through August 31, 1997, $25,000 per month from September 1, 1997 through August 31, 1998, $27,083.33 per month from September 1, 1998, through August 31, 1999, and $29,166.67 from September 1, 1999, through August 31, 2000. During the extensions, Mr. Shinn also was to be granted options to purchase 13,175 shares of the Company's Common Stock at each of September 1, 1996, and September 1, 1997. The agreement provides that Mr. Shinn may terminate the agreement without cause upon 180 days' prior written notice, or upon 30 days' prior written notice in the event that: (i) he is removed from office, or is not re-elected, as President of the Company, (ii) any person other than Peter O'Shaughnessy or Mr. Shinn is appointed or elected as Chief Executive Officer of TCO-CA or the Company, (iii) Mr. O'Shaughnessy is no longer the controlling stockholder of TCO-CA or the Company, or (iv) TCO-CA or the Company is insolvent or bankrupt. The agreement further provides that if Mr. Shinn terminates the agreement for any of the foregoing reasons, or if Mr. Shinn's employment is terminated by TCO-CA without cause, he is entitled to receive the salary and stock options he would have received, in the absence of termination, through the second anniversary of the termination date. Notwithstanding the terms of the employment agreement, Mr. Shinn agreed to a reduction of his base monthly salary to $16,666.67 from March 1, 1996, through July 31, 1996; to $20,833.33 from August 1, 1996, through December 31, 1996;
and to $21,875 from January 1, 1997, through December 31, 1997. While Mr. Shinn's right to terminate the employment agreement may have been triggered, he has not elected to exercise such right.

DIRECTOR COMPENSATION

         Non-management directors receive $15,000 per year paid in quarterly installments of $3,750, and $1,000 per day for each day they attend a board meeting or a committee meeting. Non-employee directors are also eligible to receive options under the Exstar Financial Corporation 1995 Directors Stock Option Plan; no options have been granted under this plan. The Company currently has only one non-employee director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 1997, certain information with respect to the beneficial ownership of Exstar Common Stock by
(i) each person known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director and nominee, and
(iii) all Company executive officers, directors and nominees as a group.

                       Name and Address                    Number of Shares Beneficially        Percent of
                                                                      Owned(1)                  Ownership
         -----------------------------------               -----------------------------        ----------
         Peter J. O'Shaughnessy                                          3,764,300(2)               68.5%
          1460 Calzada Avenue
          Santa Ynez, CA  93460

         TCO Insurance Services, Inc.                                      536,000(3)                9.7%
          311 South Wacker Drive
          Suite 500
          Chicago, IL  60606

         Mochel Family Limited Partnership (4)                             310,500                   5.6%
          P.O. Box 2526
          Avon, CO 81620

         Steven C. Shinn                                                   130,625(5)                2.3%
          705 Mesa Drive
          Solvang, CA  93463

         David W. Fleming                                                   10,000                    *
          c/o Latham & Watkins
          10 Universal City Plaza
          Suite 2570
          Universal City, CA  91608-1002

         Richard G. Kersten                                                 18,323(6)                 *

         Mark Rosenberg                                                        916(6)                 *

         All executive officers,
          directors and nominees as
          a group (5 persons)                                            3,924,164                  69.5%

------------------
(1) Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(2) Includes shares owned by TCO-IL, which is controlled by Mr. O'Shaughnessy.
(3) Certain of these shares have been pledged to the Company to secure TCO's repayment of loans from the Company and its subsidiaries. See "Business -- Current and Future Operations and Organizational Structure -- Relationship with TCO" -- Item 1.
(4) Based on Schedule 13D filed with the SEC dated November 21, 1996.
(5) Includes 84,225 shares issuable upon the exercise of vested options.
(6) Represents shares issuable upon the exercise of vested options.
*   Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 1995, TCO acquired from Mr. O'Shaughnessy, its sole stockholder, a five acre parcel of real estate in satisfaction of amounts advanced to Mr. O'Shaughnessy during the second quarter of 1995. The purchase price, $285,000, was equal to Mr. O'Shaughnessy's basis in the property. The appraised value of the parcel as of the date of transfer was $325,000.

         During July 1995, the Company acquired from Mr. O'Shaughnessy eight parcels ranging in size from 20 to 28 acres for which the off-site improvements had been completed. The property was acquired subject to a first trust deed to an unrelated financial institution in the amount of $595,000. Also during July 1995, the Company acquired from Mr. O'Shaughnessy an eight acre residential property with a house and other improvements. This property was acquired subject to existing indebtednesses of $1,126,000 and $644,000 to unrelated financial institutions, secured by first and second trust deeds, respectively. The purchase prices, as approved by the disinterested members of the Company's board of directors, were equal to Mr. O'Shaughnessy's costs in the properties, which were $1,114,000 in the case of the eight parcels (compared to an appraised value as of the date of transfer of $1,045,000) and $2,125,000 in the case of the residential property (compared to an appraised value as of the date of transfer of $2.8 million). If the properties are sold for less than the Company's costs, Mr. O'Shaughnessy has agreed to reimburse the Company for the differences. If the properties are sold at amounts less than their appraised values as of the dates they were acquired by the Company but more than their costs, any excess of proceeds (less costs to carry and sell the properties) over their costs will be paid to Mr. O'Shaughnessy. If the properties are sold for more than their appraised values as of the dates they were acquired by the Company, the excess over appraised values will be shared between the Company and Mr. O'Shaughnessy. During 1996, the Company sold six of the eight parcels for net proceeds of $623,000. As of December 31, 1996, Mr. O'Shaughnessy would have a liability to the Company of $213,000 based on such sales, though his ultimate liability, if any, will not be determined or payable until all of the properties have been sold. At December 31, 1996 the appraised values of the remaining parcels and the eight acre residential property totaled $2.7 million. These properties are included in real estate held for sale. Effective July 1995, the Company leased the eight acre residential property to Mr. O'Shaughnessy, which lease was terminated effective June 30, 1996. Rental income with respect to the eight acre residential property from Mr. O'Shaughnessy included in the income statements for the years ended December 31, 1996 and 1995 was $42,000 in each year. The rent for 1996 was settled though accruing an amount due from TCO, and TCO's adding the accrued amount to Mr. O'Shaughnessy's loan. The 1995 rent was treated as income to Mr. O'Shaughnessy with the Company recording compensation expense offset by rental income. Effective July 1996, the Company leased a different residential property included in real estate held for sale to Mr. O'Shaughnessy. Rental income from Mr. O'Shaughnessy on this property included in the income statement for the year ended December 31, 1996 was approximately $19,000, which amount was paid in cash by Mr. O'Shaughnessy.

         During each of 1995 and 1996, in consideration of TCO's meeting its repayment obligations under the Loan Agreement, Exstar released 170,000 of the shares of Exstar Common Stock then pledged to secure TCO s obligations under the Loan Agreement. As of December 31, 1996, 160,000 shares of Exstar Common Stock owned by TCO were still pledged under the Loan Agreement.

         The Master Agreement sets forth a number of rights and responsibilities between the Company and TCO and covers, among other things, the circumstances under which Exstar has the option to acquire certain TCO operations. Under the terms of the Master Agreement, Exstar has the option to acquire these operations in the event that, among other things, TCO-IL becomes insolvent or unable to continue operations. The purchase price, based on formulas defined in the Master Agreement, is to be equal to the sum of a multiple of the operations' then book value, plus a multiple of the operations' then revenues unrelated to the Company, net of certain expenses. Management believes the Company's right to acquire the TCO operations has been triggered, but has not elected to exercise such right.

         Since the end of 1995, the Company believes it has had a number of rights and remedies it could potentially assert against or with respect to TCO under the Master Agreement, the management agreements, the Loan Agreement and a lease between the Syndicate and TCO-CA. Among other things, the Company (i) could have asserted its right to acquire TCO or TCO's operations or otherwise asserted its remedies under the Master Agreement, (ii) could have, because TCO's financial condition apparently breached certain financial covenants of the Loan Agreement, asserted its right to accelerate TCO's loan payments or otherwise asserted its remedies under the Loan Agreement, and (iii) could have asserted its rights under the lease to require that TCO-CA continue as lessee or pay damages. Additionally, the Company believes TCO failed to pay the Syndicate and Alpine $9.7 million of agents' balances due in accordance with the terms and conditions of the management agreements. As a result, the Company could have sought to assert its remedies, including retaining ownership of TCO's renewals, under the management agreements.

         The Company determined to forego asserting the foregoing or other rights it could have asserted under the Master Agreement, the management agreements, the Loan Agreement, the lease or otherwise. In lieu thereof, the Company agreed to termination of the management agreements, subject to a final determination of obligations and liabilities between the Company and TCO, and to the termination of the lease. The management agreement between Alpine and TCO was terminated effective July 31, 1996. The management agreement between TCO and the Syndicate was terminated effective December 31, 1996 (except with respect to the profit sharing provision which was terminated effective September 30, 1996).

         Additionally, in lieu thereof, the Company agreed to allow certain assets of TCO to be used by Transre and Claims Control, which are subsidiaries of TCO Holdings, and E&S, a company wholly owned by Peter O'Shaughnessy. The assets are being used to produce insurance and handle claims for UCIC, which agreed, effective April 1, 1997, to cede to Alpine as a reinsurer a portion of such insurance. See "Business -- Current and Future Operations and Organizational Structure -- Relationship with UCIC." -- Item 1.

         The Company has consented to TCO's use of certain of TCO's assets and cash flows, that the Company otherwise might have attempted to claim for itself, to satisfy obligations to third parties, including tax obligations, obligations to an unaffiliated insurance company, obligations owed to the holder of the TCO Holdings preferred stock (see Notes 12 and 16 of the Notes to Consolidated Financial Statements), and obligations under an office lease to which TCO is subject. It is anticipated that such obligations will be satisfied, in whole or in part, from (i) a portion of any profits realized by Transre and E&S under the Limited Agency Agreement, (ii) the override commission paid to TCO Holdings in connection with the Quota Share Arrangement, and (iii) Exstar Common Stock owned by TCO. Mr. O'Shaughnessy may have contingent liability with respect to certain of these TCO obligations, and, consequently, may benefit from their satisfaction through the use of such assets and cash flows.

         Pursuant to the respective management agreements between the Syndicate and TCO and Alpine and TCO, commissions and fees, including profit sharing, credited by the Syndicate and Alpine to TCO totaled $5,582,000, $24,672,000 and $18,956,000 in 1996, 1995 and 1994, respectively. The management agreements were terminated in 1996.

         During 1987, the Syndicate and Alpine issued a policy to provide stop-loss coverage on business written by an unaffiliated insurer and produced by TCO. As consideration, the Syndicate and Alpine are entitled to 2.5% of the unaffiliated insurer's written premium on the business. Total written premium subject to the stop-loss coverage was $345,000, $1,320,000 and $2,253,000 in 1996, 1995 and 1994, respectively. Both the Syndicate and Alpine have furnished the unaffiliated insurer with letters of credit fully collateralized by fixed maturity investments, certificates of deposit and other short-term investments in the amount of $7,900,000 as of December 31, 1996, 1995 and 1994, to provide security for their and TCO's performance in connection with this arrangement. Since July 1, 1992, as consideration for the letters of credit provided by the Syndicate and Alpine, Exstar has been receiving the interest earned on funds on deposit with the unaffiliated insurance company. As additional consideration, TCO has assigned to Exstar any contingent amounts from the unaffiliated insurance company up to $1.0 million per year.

Exstar did not receive any amounts under this arrangement in 1996 or 1995. Exstar received $1.3 million in 1994 under this arrangement.

         The Company owns two office buildings in Solvang, California. The Company, until June 1996, leased the two office buildings to TCO. The rental income from TCO included in the income statements for the years ended December 31, 1996, 1995, and 1994 was $228,000, $584,000 and $577,000, respectively.

         In connection with the Quota Share Arrangement, Alpine has agreed to pay UCIC a ceding commission of 30% of the premium assumed by Alpine. This ceding commission is to compensate UCIC for expenses incurred by UCIC generally in obtaining the insurance which is subject to the Quota Share Arrangement. UCIC pays Transre and E&S a fee of 27.5% of the premium produced by them pursuant to the Limited Agency Agreement. The ceding commission paid by Alpine, consequently, may indirectly benefit Transre and E&S, as well as the employees of Alpine whose compensation is paid in part by reimbursements to Alpine from Transre and E&S. See "Business -- Current and Future Operations and Organizational Structure -- Relationship with UCIC" and "Business -- Current and Future Operations and Organizational Structure -- Expense Reductions/Reallocations and Staffing Changes" -- Item 1.

         The Syndicate contracted under an underwriting management agreement with Camelback Reinsurance Underwriters, Inc., a subsidiary of TCO Holdings ("Camelback"), to assume premiums on various treaties for which Camelback was the underwriting manager. The Syndicate's total premiums assumed pursuant to those treaties were $147,000, $1,150,000 and $1,257,000 in 1996, 1995 and 1994,
respectively.  The contract was terminated during 1996.

         The Syndicate and Alpine derived premiums on insurance produced for them by Trinity E&S Insurance Services, a subsidiary of TCO Holdings ("Trinity"). The gross premiums derived by the Syndicate and Alpine from Trinity were $1,575,000, $5,726,000 and $4,452,000 in 1996, 1995 and 1994,
respectively.

         During 1991, the Company made construction loans to Trinity for construction of a new office building. The outstanding loan balances at December 31, 1996 and 1995, were $1,096,000 and $1,105,000, respectively.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     1.    The following financial statements of the Company and the
              related report of independent public accountants are filed as part of this Form 10-K:

                      Independent Auditors' Report
                      Consolidated Balance Sheets as of December 31, 1996
                      and 1995
                      Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994
                      Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
                      Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
                      Notes to Consolidated Financial Statements

         2. The following financial statement schedules of the Company and the related report of independent public accountants are filed as part of this Form 10-K:

                      Schedule II -- Condensed Financial Information of Registrant (Parent Only)
                      Schedule IV -- Reinsurance
                      Schedule VI -- Supplemental Information Concerning Property--Casualty Insurance Operations

              All other financial schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

         3. The following exhibits are filed with this Report or incorporated by reference as set forth below.

     Exhibit
     Number
     ----------
           *2.1     Plan and Agreement of Merger, executed on October 20, 1992.
           *3.1     Restated Certificate of Incorporation of Registrant.
           *3.2     Bylaws of Registrant.
           *4.1     Specimen stock certificate representing the Common Stock.
          *10.1     Exstar Financial Corporation 1992 Stock Incentive Plan.
          *10.2     TCO Insurance Services 1992 Stock Incentive Plan, effective July 1, 1992.
          *10.6     Master Agreement between TCO Insurance Services, Inc. and Registrant.
          *10.7     Loan and Security Agreement, dated as of December 30, 1988, by and between Registrant,
                    Peter J. O'Shaughnessy and Boulevard Bank National Association.
          *10.8     Agreement and Amendment of Loan and Security Agreement, Term Note and Related Loan
                    Documents, dated as of September 30, 1989, by and between Boulevard Bank National
                    Association, Registrant and Peter J. O'Shaughnessy.
          *10.9     Second Amendment of Loan and Security Agreement and Waiver Agreement, dated as of
                    September 30, 1991, by and between Boulevard Bank National Association, Registrant and
                    Peter J. O'Shaughnessy.
          *10.10    Letter Agreement, dated September 14, 1992, by and between Boulevard Bank National
                    Association, Registrant and Peter J. O'Shaughnessy, regarding restructuring of loans.

     Exhibit
     Number
     -----------
          *10.11    Interests and Liabilities Contract to Property and Casualty Stop Loss Reinsurance
                    Agreement between United National Insurance Company, Diamond State Insurance Company,
                    and Hallmark Insurance Company, Inc., and Transco Syndicate #1 Ltd., The Erie Syndicate,
                    Inc., and IMI Insurance Company.
          *10.12    Amendment, effective April 1, 1987, to Property and Casualty Stop Loss Reinsurance
                    Agreement between United National Insurance Company, Diamond State Insurance Company,
                    and Hallmark Insurance Company, Inc. and Transco Syndicate #1 Ltd., The Erie Syndicate,
                    Inc., and IMI Insurance Company.
          *10.15    Excess of Loss Reinsurance Cover Note, effective January 1, 1992, issued by Carvill
                    America, Inc. to Alpine Insurance Company.
          *10.16    Marine Excess of Loss Reinsurance Cover Notes, effective February 1, 1992, issued by
                    Intere Intermediaries, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance
                    Company.
          *10.17    Stock Purchase Agreement, dated as of October 30, 1989, by and among Registrant and all of the stockholders of The Erie Syndicate, Inc.
          *10.18    Stock Purchase Agreement, dated as of December 28, 1989, by and among Jeffery W.
                    Beresford-Wood, Concord General Corporation, First Horizon Insurance Company, Peter J.
                    O'Shaughnessy, Registrant and Transco Syndicate #1 Ltd.
          *10.19    Amendment No. 1, dated as of June 22, 1990, to the Stock Purchase Agreement dated as of
                    December 28, 1989, by and among Jeffery W. Beresford-Wood, Concord General Corporation,
                    First Horizon Insurance Company, Peter J. O'Shaughnessy, Registrant and Transco
                    Syndicate #1 Ltd.
          *10.20    Amendment No. 2, dated as of December 3, 1990, to the Stock Purchase Agreement dated as of December 28, 1989, by and among Jeffery W. Beresford-Wood, Concord General
                    Corporation, First Horizon Insurance Company, Peter J. O'Shaughnessy, Registrant and
                    Transco Syndicate #1 Ltd.
          *10.21    Amendment No. 3, dated as of April 22, 1991, to the Stock Purchase Agreement dated as of
                    December 28, 1989, by and among Jeffery W. Beresford-Wood, Concord General Corporation,
                    First Horizon Insurance Company, Peter J. O'Shaughnessy, Registrant and Transco
                    Syndicate #1, Ltd.
          *10.22    Letter Agreement, dated August 26, 1992, between Registrant and Concord General
                    Corporation, regarding certain transactions in connection with the Registrant's
                    Company's public offering.
          *10.23    Tax Allocation Agreement, dated January 1, 1988, by and among Registrant and each of its then affiliates.
          *10.24    Supplemental Tax Agreement between Registrant and TCO Insurance Services, Inc.
         **10.25    Endorsement No. 3 Commuting Casualty Excess of Loss Reinsurance Agreement, effective
                    January 1, 1991, issued by Alexander Reinsurance Intermediaries, Inc. to Transco
                    Syndicate #1 Ltd. and/or Alpine Insurance Company.
         **10.26    Casualty Excess of Loss Cover Note, effective January 1, 1993, issued by Alexander
                    Reinsurance Intermediaries, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance
                    Company.
         **10.27    Semi-Automatic Facultative Casualty Excess of Loss Cover Note, effective January 1,
                    1993, issued by Alexander Reinsurance Intermediaries, Inc. to Transco Syndicate #1
                    and/or Alpine Insurance Company.
         **10.28    Casualty Excess of Loss Cover Note, effective January 1, 1991, issued by Alexander
                    Reinsurance Intermediaries, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance
                    Company.

     Exhibit
     Number
     -----------
         **10.29    Automatic Facultative Casualty Excess of Loss Cover Note, effective January 1, 1991, issued by Alexander Reinsurance Intermediaries, Inc. to Transco Syndicate #1 and/or
                    Alpine Insurance Company.
        ***10.30    Management and Underwriting Agency Agreement between Transco Syndicate #1, Ltd. and TCO
                    Insurance Services, Inc. dated June 29, 1993.
        ***10.31    Management Agreement between Alpine Insurance Company and TCO Insurance Services, Inc.
                    dated June 29, 1993.
        ***10.32    Servicing Agreement between TCO Insurance Services, Inc. and TCO Insurance Services
                    dated July 1, 1993.
        ***10.33    Servicing Agreement between TCO Insurance Services, Inc. and TCO Insurance Services
                    dated July 1, 1993.
       ****10.34    Management and Servicing Agreement between Alpine Insurance Company and TCO Insurance
                    Services, Inc. dated as of December 31, 1993.
       ****10.35    Agreement between Transco Syndicate #1 Ltd. and United National Insurance Company,
                    Diamond State Insurance Company and Hallmark Insurance Company, Inc. dated January 21,
                    1994.
       ****10.36    Commercial Real Property Lease by and between Transco Syndicate #1 Ltd. and TCO
                    Insurance Services dated January 1, 1994.
       ****10.37    Casualty Excess of Loss Cover Note, effective January 1, 1991, issued by Alexander
                    Reinsurance Intermediaries, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance
                    Company.
       ****10.38    Casualty Excess of Loss Cover Note, effective January 1, 1992, issued by Alexander
                    Reinsurance Intermediaries, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance
                    Company.
       ****10.39    Casualty Excess of Loss Cover Note, effective January 1, 1993, issued by Alexander
                    Reinsurance Intermediaries, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance
                    Company.
       ****10.40    Semi-Automatic Facultative Casualty Excess of Loss Agreement effective January 1, 1994, issued by Alexander Reinsurance Intermediaries, Inc. to Transco Syndicate #1 Ltd. and/or
                    Alpine Insurance Company.
       ****10.41    Marine Excess of Loss Cover Notes, effective February 1, 1993, issued by Intere
                    Intermediaries, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance Company and/or
                    Affiliated Companies of TCO Insurance Services, Inc.
       ****10.42    Loan Agreement among TCO Insurance Services, Inc., TCO Insurance Services, Exstar
                    Financial Corporation, Transco Syndicate #1 Ltd. and Alpine Insurance Company dated as of December 30, 1993.
       ****10.43    First Amended and Restated Loan Agreement among TCO Insurance Services, Inc., TCO
                    Insurance Services, Registrant, Transco Syndicate #1 Ltd. and Alpine Insurance Company
                    dated March 25, 1994.
       ****10.44    Guaranty of JBW & Co., Inc. to Registrant, Alpine Insurance Company and Transco
                    Syndicate #1 Ltd. dated December 30, 1993.
       ****10.45    Security Agreement between Registrant, Alpine Insurance Company and Transco Syndicate #1
                    Ltd. and JBW & Co., Inc. dated December 30, 1993.
       ****10.46    Guaranty of Jeffery W. Beresford-Wood to Registrant, Alpine Insurance Company and
                    Transco Syndicate #1 Ltd. dated December 30, 1993.
       ****10.47    Indemnification Agreement between Peter J. O'Shaughnessy, Jeffery W. Beresford-Wood and
                    JBW & Co., Inc. dated December 30, 1993.
       ****10.48    Revolving Credit Note in the amount of $1,494,380 issued by TCO Insurance Services, Inc.
                    to Registrant dated December 30, 1993.

     Exhibit
     Number
     -----------
       ****10.49    Revolving Credit Note in the amount of $5,005,620 issued by TCO Insurance Services, Inc.
                    to Transco Syndicate #1 Ltd. dated December 30, 1993.
       ****10.50    Secured Debt Conversion Agreement between Transco Syndicate #1 Ltd., Concord General
                    Corporation and JBW & Co., Inc. dated December 31, 1993.
       ****10.51    Exchange Agreement between Concord General Corporation and Transco Syndicate #1 Ltd.
                    dated March 25, 1994.
       ****10.52    Backup Pledge Agreement among TCO Insurance Services, Inc., Exstar Financial
                    Corporation, Transco Syndicate #1 Ltd. and Alpine Insurance Company dated as of
                    December 30, 1993.
      *****10.53    Letter Agreement between Scudder, Stevens & Clark, Inc. and Exstar Financial Corporation
                    dated as of March 1, 1994.
     ******10.54    Revolving Credit Note in the amount of $1,400,000 issued by TCO Insurance Services, Inc.
                    to Alpine Insurance Company dated May 1, 1994.
     ******10.55    Reformed First Amended and Restated Loan Agreement effective December 30, 1993, by and among TCO Insurance Services, Inc., TCO Insurance Services, Exstar Financial
                    Corporation, Transco Syndicate #1 Ltd., and Alpine Insurance Company dated June 30,
                    1994.
     ******10.56    Letter Agreement between Alpine Insurance Company and TCO Insurance Services, Inc. re:
                    Management and Servicing Agreement of December 31, 1993, Financial Investment Management
                    Fee dated July 1, 1994.
    *******10.57    Lease of 311 South Wacker Drive, Suite 500, Chicago, Illinois, effective August 8, 1990, between Wacker Drive Limited Partnership and TCO Insurance Services.
    *******10.58    First Amendment to Lease, effective September 1, 1993, between Wacker Drive Limited
                    Partnership and TCO Insurance Services, Inc.
    *******10.59    Executive Employment Agreement, effective September 1, 1994, between TCO Insurance
                    Services and Steven C. Shinn.
    *******10.60    Multiple Advance Note of April 1, 1992, in the principal face amount of $4,500,000 between TCO Insurance Services, Inc. as beneficiary and Peter J. O'Shaughnessy as debtor.
    *******10.61    Revolving Credit Note in the amount of $1,400,000 issued by TCO Insurance Services, Inc.
                    to the Company dated December 4, 1994.
    *******10.62    Revolving Credit Note in the amount of $1,500,000 issued by TCO Insurance Services, Inc.
                    to the Company dated December 21, 1994.
    *******10.63    Casualty Quota Share Reinsurance Agreement, effective July 1, 1994, between Alpine
                    Insurance Company and Transco Syndicate #1 Ltd.
    *******10.64    Casualty Excess of Loss Cover Note, effective January 1, 1994, issued by Carvill America to Alpine Insurance Company.
    *******10.65    Memorandum of Reinsurance, effective May 1, 1993, issued by Sedgwick Payne Co. to Alpine
                    Insurance Company.
    *******10.66    Semi-Automatic Facultative Casualty Excess of Loss Cover Note, effective January 1,
                    1994, issued by Alexander Reinsurance Intermediaries, Inc. to Transco Syndicate #1 Ltd.
                    and/or Alpine Insurance Company.
    *******10.67    Endorsement No. 2 to the Reinsurance Cover Note No. CH0323-94, effective September 30,
                    1994, issued by Alexander Reinsurance Intermediaries, Inc. to Transco Syndicate #1 Ltd.
                    and/or Alpine Insurance Company.
    *******10.68    Semi-Automatic Facultative Casualty First Excess of Loss Cover Note, effective
                    October 1, 1994, issued by Alexander Reinsurance Intermediaries, Inc. to Transco
                    Syndicate #1 Ltd and/or Alpine Insurance Company.

     Exhibit
     Number
     -----------
    *******10.69    Semi-Automatic Facultative Casualty Second Excess of Loss Cover Note, effective
                    October 1, 1994, issued by Alexander Reinsurance Intermediaries, Inc. to Transco
                    Syndicate #1 Ltd. and/or Alpine Insurance Company.
    *******10.70    Letter of TCO Insurance Services, Inc. to Alpine Insurance Company of September 29,
                    1994, re:  Management and Servicing Agreement of December 31, 1993, Financial Investment
                    Management Fee.
           10.71    Upper Layer Employers Excess Indemnity Cover Note No. 94-200 effective August 1, 1994, issued by Combined Intermediaries of America, Inc. to Transco Syndicate, Inc. and Alpine
                    Insurance Company.
           10.72    Upper Layer Employers Excess Indemnity Cover Note No. 94-201 effective August 1, 1994, issued by Combined Intermediaries of America, Inc. to Transco Syndicate, Inc. and Alpine
                    Insurance Company.
           10.73    Primary Employers Indemnity Cover Note No. 94-202 effective August 1, 1994, issued by
                    Combined Intermediaries of America, Inc. to Transco Syndicate, Inc. and Alpine Insurance
                    Company.
           10.74    Reinsurance Confirmation of Casualty Excess of Loss Reinsurance Agreement effective
                    May 1, 1995 between Alpine Insurance Company, TCO Insurance Services, Inc. and Trinity
                    MGA Insurance Services, Inc.
           10.75    Reinsurance Cover Note No. 95/0640/IL effective January 1, 1995 issued by Carvill
                    America to Alpine Insurance Company.
           10.76    Commutation Agreement and Release between Transco Syndicate #1, Ltd., Alpine Insurance
                    Company and ReCapital Reinsurance Corporation effective April 15, 1995.
           10.77    Secured Promissory Note dated December 31, 1995 by JBW & Co., Inc., Concord General
                    Corporation and Jeffery Beresford-Wood.
           10.78    Pledge Agreement dated December 31, 1995 by and between Transco Syndicate #1 Ltd. and
                    JBW & Co., Inc., Concord General Corporation and Jeffery W. Beresford-Wood.
           10.79    First Excess of Loss Cover Note No. SF961000 effective January 1, 1996 issued by Intere
                    Intermediaries to Alpine Insurance Company and Transco Syndicate #1.
           10.80    Second Casualty Excess of Loss Cover Note No. SF961001 effective January 1, 1996 issued by Intere Intermediaries to Alpine Insurance Company, Transco Syndicate #1.
           10.81    Endorsement No. 1 to Marine Account Excess of Loss Reinsurance Cover Note (Treaty No.
                    MA960269) issued by Minet Re North America to Transco Syndicate No. 1 and/or Alpine
                    Insurance Co. effective March 1, 1996.
           10.82    Endorsement No. 1 to Marine Account Excess of Loss Reinsurance Cover Note (Treaty No.
                    MA960270) issued by Minet Re North America to Transco Syndicate No. 1 and/or Alpine
                    Insurance Co. effective March 1, 1996.
           10.83    Endorsement No. 1 to Marine Account Excess of Loss Reinsurance Cover Note (Treaty No.
                    MA960406) issued by Minet Re North America to Transco Syndicate No. 1 and/or Alpine
                    Insurance Co. effective March 1, 1996.
           10.84    Endorsement No. 1 to Marine Account Excess of Loss Reinsurance Cover Note (Treaty No.
                    MA960475) issued by Minet Re North America to Transco Syndicate No. 1 and/or Alpine
                    Insurance Co. effective March 1, 1996.
           10.85    Endorsement No. 2 to Marine Excess of Loss Reinsurance Cover Note (Treaty No. MA962045)
                    issued by Minet Re North America, Inc. to Transco Syndicate No. 1 and/or Alpine
                    Insurance Co. effective March 1, 1996.
           10.86    Marine Excess of Loss Reinsurance Cover Note No. MA962045 issued by Minet Re North
                    America, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance Company effective
                    March 1, 1996.

     Exhibit
     Number
     ------------
           10.87    Marine Excess of Loss Reinsurance Cover Note No. MA960475 issued by Minet Re North
                    America, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance Company effective
                    March 1, 1996.
           10.88    Marine Excess of Loss Reinsurance Cover Note No. MA960406 issued by Minet Re North
                    America, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance Company effective
                    March 1, 1996.
           10.89    Marine Excess of Loss Reinsurance Cover Note No. MA960269 issued by Minet Re North
                    America, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance Company effective
                    March 1, 1996.
           10.90    Marine Excess of Loss Reinsurance Cover Note No. MA960270 issued by Minet Re North
                    America, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance Company effective
                    March 1, 1996.
           10.91    Casualty Quota Share Cover Note No. CH 0333-95 issued by Alexander Reinsurance
                    Intermediaries, Inc. to Transco Syndicate #1, Ltd, Alpine Insurance Company effective
                    April 1, 1995.
           10.92    Investment Advisory Agreement dated May 21, 1996 by and between Asset Allocation &
                    Management Company, L.L.C. and Alpine Insurance Company.
           10.93    Claim Service Agreement dated June 15, 1996 by and between Claims Control Corporation and United Capitol Insurance Company.
           10.94    Termination Endorsement effective July 1, 1996 to Management and Servicing Agreement, as
                    amended and with an original effective date of December 31, 1993 between Alpine
                    Insurance Company and TCO Insurance Services, Inc.
           10.95    Termination Endorsement effective December 31, 1996 to Management and Servicing
                    Agreement, as amended and with an original effective date of July 1, 1993 between
                    Transco Syndicate #1, Ltd. and TCO Insurance Services, Inc.
           10.96    Lease dated September 18, 1996 by and between Transco Syndicate #1 Ltd. and Channel
                    Islands YMCA.
           10.97    Limited Agency Agreement by and between Olympic Underwriting Managers, Inc., Transre
                    Insurance Services and Exstar E&S Insurance Services effective June 24, 1996.
           10.98    Consulting Agreement between Alpine Insurance Company and Craig Rice dated October 10,
                    1996.
           10.99    Withdrawal Agreement effective December 31, 1996 between Illinois Insurance Exchange,
                    Illinois Insurance Exchange Immediate Access Security Association, Illinois Insurance
                    Exchange Guaranty Fund, Inc., Transco Syndicate #1 Ltd. and Alpine Insurance Company.
           10.100   Commutation Agreement and Release between Alpine Insurance Company and Transco Syndicate
                    #1 Ltd. effective December 31, 1996.
           10.101   Assignment and Assumption Agreement between Alpine Insurance Company and Transco
                    Syndicate #1 Ltd. dated December 31, 1996.
           10.102   Trust Agreement dated January 9, 1997 between Alpine Insurance Company and LaSalle
                    National Bank.
           10.103   Casualty Quota Share Slip between United Capitol Insurance Company and Alpine Insurance
                    Company dated March 27, 1997.
    *******11.1     Computation of Earnings Per Share.

     Exhibit
     Number
     ----------
    *******16.1     Letter re Change in Certifying Accountant, dated September 22, 1994, of Coopers &
                    Lybrand L.L.P., filed with the Securities and Exchange Commission as an exhibit to the
                    Company's Form 8-K, dated September 27, 1994.

   ********27       Financial Data Schedule

------------------
* Previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-1, as amended, File No. 33-54320 and incorporated herein by reference.
** Previously filed with the SEC as an Exhibit to the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1992.
*** Previously filed with the SEC as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
         June 30, 1993.
**** Previously filed with the SEC as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
***** Previously filed with the SEC as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
         March 31, 1994.
****** Previously filed with the SEC as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
         June 30, 1994.
******* Previously filed with the SEC as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
******** To be filed by amendment.

(b)      Reports filed on Form 8-K:

         No reports on Form 8-K were filed with the SEC during 1995 and 1996

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1997.

                                        EXSTAR FINANCIAL CORPORATION



                                        By:  /s/ Steven C. Shinn
                                             ------------------------
                                             Steven C. Shinn
                                             President and a Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of April, 1997.

        SIGNATURE                                               TITLE                                    DATE
        ---------                                               -----                                    ----
                                                     Chief Executive Officer,
                                                     Chairman of the Board, and a Director
/s/   Peter J. O'Shaughnessy                         (Principal Executive Officer)                  April 30 ,  1997
----------------------------------                                                                  ---------
      Peter J. O'Shaughnessy



/s/      Steven C. Shinn                              President and a Director                      April 30 , 1997
----------------------------------                                                                  ---------
         Steven C. Shinn

                                                      Principal Financial Officer and Principal
 /s/     Mark Rosenberg                               Accounting Officer                            April 30 , 1997
----------------------------------                                                                  --------
         Mark Rosenberg



/s/      David W. Fleming                              Director                                     April 30 , 1997
----------------------------------                                                                  --------
         David W. Fleming


                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES



                         INDEX TO FINANCIAL STATEMENTS


                                                                                                              PAGE
                                                                                                              ----
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Consolidated Statements of Operations
         for the years ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . .  F-5

Consolidated Statements of Changes in Stockholders' Equity
         for the years ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . .  F-6

Consolidated Statements for Cash Flows for the years ended
         December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-9


Financial Statement Schedules

Schedule II - Condensed Financial Information of Registrant (Parent Only) . . . . . . . . . . . . . . . . . .  S-1

Schedule IV - Reinsurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S-5

Schedule VI - Supplemental Information Concerning Property--Casualty Insurance Operations . . . . . . . . . .  S-6

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Exstar Financial Corporation:


We have audited the consolidated financial statements of Exstar Financial Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exstar Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                        (signed) KPMG PEAT MARWICK LLP

Los Angeles, California
April 14, 1997

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                          December 31,
                                                                                     ----------------------
                                                                                        1996         1995
                                                                                     ----------   ---------
                                                                                     (Dollars in thousands)
Investments:
  Fixed maturities available for sale:

   Bonds, at market
     (amortized cost--1996, $39,080; 1995, $48,910) (See Note 4)                        $38,547      $49,198
   Redeemable preferred stocks, at market
     (amortized cost--1996, $250; 1995, $1,203)                                             253        1,150
  Equity securities available for sale:
   Preferred stocks, at market
     (cost--1996, $1,000; 1995, $1,000) (See Note 4)                                      1,156        1,076
   Common stocks, at market
     (cost--1996, $250; 1995, $672)                                                         375          542
  Mortgage loans--unaffiliated (See Note 4)                                               4,225        4,360
  Mortgage loans--affiliated (See Note 4)                                                   908        1,013
  Real estate held for investment (See Note 4)                                            4,255        4,426
  Real estate held for sale (See Note 4)                                                  6,391        8,590
  Real estate acquired through foreclosure (See Note 4)                                     493          779
  Short-term investments (See Note 4)                                                     4,944       12,651
                                                                                       --------     --------
     Total investments                                                                   61,547       83,785
Cash and cash equivalents--restricted                                                     1,129        1,028
Cash and cash equivalents--unrestricted                                                   1,390        4,028
Accounts receivable--affiliated                                                           2,443        6,881
Reinsurance recoverable:
  Paid loss and loss adjustment expenses                                                  1,576          916
  Unpaid loss and loss adjustment expenses                                               33,921       23,164
Prepaid reinsurance premiums                                                                386       14,106
Accrued investment income                                                                   822        1,200
Deferred acquisition costs                                                                  307        4,513
Property and equipment                                                                      797          975
Deferred income taxes                                                                     1,700          -0-
Other assets                                                                              2,136        2,032
                                                                                       --------     --------
     Total assets                                                                      $108,154     $142,628
                                                                                       ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                        December 31,
                                                                                   ---------------------
                                                                                      1996        1995
                                                                                   ----------   --------
                                                                                   (Dollars in thousands,
                                                                                   except per share data)
Policy liabilities and accruals:
  Unpaid losses and loss adjustment expenses                                          $86,927    $91,984
  Unearned premiums                                                                     1,365     27,284
  Reinsurance balances payable                                                          1,106      5,978
                                                                                     --------   --------
     Total policy liabilities and accruals                                             89,398    125,246

Notes payable                                                                           1,588      2,346
Current income taxes                                                                      375        150
Accumulated equity in losses of affiliates                                              3,020      2,715
Other liabilities                                                                       1,247        976
                                                                                     --------   --------
     Total liabilities                                                                 95,628    131,433
                                                                                     --------   --------


Stockholders' equity:
  Common stock, $.01 par value, 30,000,000 shares authorized;
   issued and outstanding: 1996 and 1995, 5,497,500 shares                                 55         55
  Paid in capital                                                                      26,865     26,865
  Net unrealized investment (losses) gains                                                (68)       101
  Collateral loan--contra equity                                                      (12,314)   (12,314)
  Retained deficit                                                                     (2,012)    (3,512)
                                                                                     --------   --------
     Total equity                                                                      12,526     11,195
                                                                                     --------   --------
     Total liabilities and stockholders' equity                                      $108,154   $142,628
                                                                                     ========   ========


The accompanying notes are an integral part of the consolidated financial statements.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   December 31,
                                                                     --------------------------------------------
                                                                           1996         1995           1994
                                                                     --------------   ----------     ------------
                                                                     (Dollars in thousands, except per share data)
Revenue:
  Premiums earned                                                          $40,292      $65,115      $57,716
  Premiums ceded                                                           (19,282)     (25,966)      (5,203)
                                                                           -------      -------      -------
     Net premiums earned                                                    21,010       39,149       52,513
  Net investment income--unaffiliated                                        3,737        4,329        3,362
  Net investment income--affiliated                                            293          584          571
  Net realized investment (losses) gains                                      (377)         389          (41)
  Other income                                                                 142          385        1,339
                                                                           -------      -------      -------
     Total revenue                                                          24,805       44,836       57,744
                                                                           -------      -------      -------
Losses and expenses:
  Loss and loss adjustment expense                                          24,258       32,423       37,969
  Reinsurance ceded                                                        (11,569)     (16,752)      (5,119)
                                                                           -------      -------      -------
     Net loss and loss adjustment expense                                   12,689       15,671       32,850
  Policy acquisition costs amortized                                         5,119       11,655       15,800
  Profit sharing--affiliated                                                 1,286        5,242        1,364
  Interest expense                                                             220          212          152
  Other expenses                                                             7,267        6,255        3,192
                                                                           -------      -------      -------
     Total expenses                                                         26,581       39,035       53,358
                                                                           -------      -------      -------

(Loss) income before Federal income taxes, minority interest and
  equity in income (losses) of affiliates                                   (1,776)       5,801        4,386
                                                                           -------      -------      -------
Federal income tax (benefit) expense:
  Current                                                                     (275)      (1,211)       1,642
  Deferred                                                                  (1,440)       6,268          139
                                                                           -------      -------      -------
     Total Federal income tax (benefit) expense                             (1,715)       5,057        1,781
                                                                           -------      -------      -------
Minority interest                                                              -0-          157           94
Equity in income (losses) of affiliates                                      1,561        3,829       (5,173)
                                                                           -------      -------      -------
     Net income (loss)                                                      $1,500       $4,730      $(2,474)
                                                                           =======      =======      =======
Net income (loss) per common share                                           $0.27        $0.86       $(0.45)
                                                                           =======      =======      =======
Shares used in computation of net income (loss) per common share
  (in thousands)                                                             5,498        5,498        5,498
                                                                           =======      =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                      Net                  Preferred
                                                                   Unrealized  Collateral    Stock
                                                                   Investment    Loan     Investment   Retained
                                                Common   Paid in    (Losses)    Contra      Contra     (Deficit)   Total
                                                Stock    Capital     Gains      Equity      Equity     Earnings   Equity
                                                ------   -------   ----------  ---------  ----------   --------   ------
                                                                        (Dollars in thousands)
Balance at December 31, 1993                    $    55  $26,865        $(662)      $-0-    $(11,000)   $(5,768)   $9,490


Cumulative effect on net
   unrealized investment losses at January 1,
   1994, from adopting SFAS 115                                           234                                         234
Change in net unrealized
   investment (losses) gains
   Fixed maturities                                                    (3,088)                                     (3,088)
   Equity securities                                                       79                                          79
   Deferred tax benefit                                                 1,011                                       1,011
Net loss                                                                                                 (2,474)   (2,474)
                                                  -----   ------     --------    -------    --------    -------   -------
Balance at December 31, 1994                         55   26,865       (2,426)       -0-     (11,000)    (8,242)    5,252

Conversion of preferred stock
  plus cumulative dividends to
  collateral loan                                                                (12,314)     11,000               (1,314)
Change in net unrealized
   investment (losses) gains
   Fixed maturities                                                     3,207                                       3,207
   Equity securities                                                      411                                         411
   Deferred tax expense                                                (1,091)                                     (1,091)
Net income                                                                                                4,730     4,730
                                                  -----   ------     --------    -------    --------    -------   -------
Balance at December 31, 1995                         55   26,865          101    (12,314)        -0-     (3,512)   11,195
Change in net unrealized
   investment (losses) gains
   Fixed maturities                                                      (764)                                       (764)
   Equity securities                                                      335                                         335
   Deferred tax benefit                                                   260                                         260
Net income                                                                                                1,500     1,500
                                                  -----  -------     --------   --------    --------    -------   -------
Balance at December 31, 1996                        $55  $26,865         $(68)  $(12,314)       $-0-    $(2,012)  $12,526
                                                  =====  =======     ========   ========    ========    =======   =======


The accompanying notes are an integral part of the consolidated financial statements.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the years ended December 31,
                                                                                  -----------------------------------
                                                                                   1996          1995           1994
                                                                                  ------        ------         ------
                                                                                      (Dollars in thousands)
(Decrease) increase in unrestricted cash and cash equivalents:
Cash flows (applied to) provided by operating activities:
  Premiums received                                                                $8,378       $28,778        $50,773
  Investment income received--unaffiliated                                          4,320         4,339          3,262
  Investment income received--affiliated                                              449           713            782
  Losses and loss adjustment expenses paid                                        (28,502)      (28,049)       (19,819)
  Interest paid                                                                      (220)         (134)          (152)
  Policy acquisition and other expenses paid--unaffiliated                         (6,392)       (2,715)          (817)
  Policy acquisition and other expenses paid--affiliated                           (2,199)      (16,531)       (18,795)
  Taxes recovered (paid)--unaffiliated                                                500          (766)          (283)
  Other                                                                              (520)          111          2,183
                                                                                   ------       -------        -------
  Net cash (applied to) provided by operating activities                          (24,186)      (14,254)        17,134
                                                                                   ------       -------        -------
Cash flows provided by (applied to) investing activities:
  Purchase of fixed maturities--unaffiliated                                      (12,789)      (63,199)       (22,756)
  Purchase or property, equipment and real estate                                     (29)       (4,440)        (1,028)
  Sale of fixed maturities                                                         21,081        53,497          2,456
  Maturity and calls of fixed maturities                                            2,379         8,762          2,349
  Sale of equity securities                                                           255            10            326
  Short term investments, net                                                       7,707        (7,103)          (437)
  Sale of property, equipment and real estate                                       2,255         4,936          2,626
  Mortgage loans funded--unaffiliated                                                (524)         (100)          (376)
  Repayments of mortgage loans--unaffiliated                                          691         1,042          1,445
  Repayments of mortgage loans--affiliated                                              9           368            451
                                                                                   ------       -------        -------
  Net cash provided by (applied to) investing activities                           21,035        (6,227)       (14,944)
                                                                                   ------       -------        -------
Cash flows provided by (applied to) financing activities:
  Issuance of notes payable                                                           -0-         2,593              8
  Repayment of notes payable                                                         (758)         (411)          (913)
  Transfers from affiliates                                                         1,866         3,550          4,252
  Transfers to affiliates                                                             -0-           -0-         (4,300)
  Other                                                                              (494)          696           (244)
  Transfers (to) from restricted cash and cash equivalents                           (101)          933          3,087
                                                                                   ------       -------        -------
  Net cash provided by (applied to) financing activities                              513         7,361          1,890
                                                                                   ------       -------        -------
  Net (decrease) increase in unrestricted cash and cash equivalents                (2,638)      (13,120)         4,080
  Unrestricted cash and cash equivalents at beginning of period                     4,028        17,148         13,068
                                                                                   ------       -------        -------
  Unrestricted cash and cash equivalents at end of period                          $1,390        $4,028        $17,148
                                                                                   ======       =======        =======


The accompanying notes are an integral part of the consolidated financial statements.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                 For the years ended December 31,
                                                                                 ---------------------------------
                                                                                 1996          1995           1994
                                                                                 ----          ----           ----
                                                                                      (Dollars in thousands)
Reconciliation of net income (loss) to net cash (applied to)
  provided by operating activities:
Cash flows (applied to) provided by operating activities:
  Net income (loss)                                                                $1,500        $4,730        $(2,474)
  Net realized investment losses (gains)                                              377          (389)            41
  Non-cash charges (credits) included in net income:
   Amortization and depreciation                                                      690           737            755
   Deferred federal income taxes                                                   (1,440)        6,268            139
   Equity in (income) losses of affiliates                                         (1,561)       (3,829)         5,173
  Change in:
   Deferred acquisition costs                                                       4,206         2,818           (398)
   Accounts receivable                                                              3,779         1,375         (2,851)
   Accrued investment income--unaffiliated                                            377          (189)          (290)
   Accrued investment income--affiliated                                              -0-           -0-             55
   Prepaid expenses                                                                   260           (80)           953
   Unpaid loss and loss adjustment expenses                                       (15,814)      (12,377)        13,031
   Reinsurance balances, net                                                        8,848       (10,546)        (1,115)
   Accrued expenses                                                                   286           189           (345)
   Unearned premium                                                               (25,919)         (828)         3,194
   Federal income taxes payable                                                       225        (1,977)         1,360
   Minority interest                                                                  -0-          (156)           (94)
                                                                                 --------      --------        -------
   Net cash (applied to) provided by operating activities                        $(24,186)     $(14,254)       $17,134
                                                                                 ========      ========        =======



The accompanying notes are an integral part of the consolidated financial statements.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1 -- BUSINESS AND ORGANIZATION

         Exstar Financial Corporation ("Exstar" if referring to the parent company, or the "Company" if referring to Exstar and its direct and indirect subsidiaries) is a holding company historically engaged principally in the "direct" underwriting ("direct" underwriting consists of issuing insurance policies directly to insureds) of specialty lines of casualty insurance on a surplus lines basis. The Company conducted its insurance business through its two insurance company subsidiaries--Alpine Insurance Company ("Alpine"), an Illinois domiciled insurance company and Transco Syndicate #1 Ltd. ("Syndicate"), a former member of the Illinois Insurance Exchange ("IIE") and the direct parent company of Alpine. Effective December 31, 1996, the assets (other than the stock of Alpine) and liabilities of the Syndicate were transferred to Alpine. The Syndicate then withdrew as a syndicate member of the IIE and changed its name to Alpine Holdings, Inc. As a result of events occurring since the end of 1995, including A.M. Best Company ("Best") ratings downgrades and regulatory restrictions relating to Exstar's subsidiaries, the Company ceased issuing direct insurance in August 1996. The Company's current business activities, instead, consist of: acting as a reinsurer (effective as of April 1, 1997) with respect to insurance policies issued by an insurance company not affiliated with the Company; handling claims under policies and reinsurance contracts previously issued by the Company and implementing mid-term adjustments to and cancellations of such policies; and related management, investment, reporting and accounting functions.

         TCO Holdings, Inc. ("TCO Holdings"), a Delaware corporation, and its current and former subsidiaries (collectively referred to as "TCO") are owned by Exstar's majority stockholder. TCO Holdings significant wholly owned subsidiaries include: (i) TCO Insurance Services, Inc. ("TCO-IL"), an Illinois corporation that historically performed certain marketing, underwriting, claims, management, investment and general administrative functions for the Company pursuant to management agreements with the Syndicate and Alpine and a master agreement with the Company; (ii) TCO Insurance Services ("TCO-CA"), a California corporation which historically performed certain administrative services for TCO-IL pursuant to a servicing agreement; (iii) Claims Control Corporation ("Claims Control"), a licensed California claims adjuster which began direct operations in January 1996 (which operations were previously performed by TCO-IL and TCO-CA); and (iv) Transre Insurance Services ("Transre"), a licensed California surplus lines broker.

        Since July 1996, virtually all of the Company's transactions, organizational relationships and business methods (and the changes in such relationships and methods) have been subject to the close scrutiny by, and approval of, the State of Illinois Department of Insurance ("Illinois DOI"), the principal regulator of Alpine, pursuant to an order issued by the Illinois DOI ("Illinois Order"). The Illinois Order directs: (i) that Alpine, including the owners, officers, directors, and employees of Alpine, shall make no disbursements of any kind, except for properly authorized insurance claim payments, whether by direct cash transaction, loan offset, forgiveness of debts, purchase, payment of compensation, dividends of any kind, or by transfer of securities or assets of any kind, unless prior to such disbursement Alpine has obtained the written approval of the Illinois DOI; (ii) that Alpine shall not enter into or agree to enter into any agreement which commits Alpine to any type of disbursement subject to the foregoing clause (i) without the prior written approval of the Illinois DOI; (iii) that Alpine is prohibited from entering into any transactions with any affiliate as defined under the Illinois Insurance Code without the prior written approval of the Illinois DOI; and (iv) that Alpine shall demand immediate payment to Alpine of all Alpine premiums held by any affiliate. The Illinois Order subjects Alpine and its officers, directors and affiliates to a higher level of regulatory scrutiny than that to which it has previously been subject and to which most other insurers are subject. No understanding has been reached with the Illinois DOI as to when its current level of oversight may cease or diminish.

2 -- SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements include the financial statements of Exstar, its subsidiaries, and its real estate joint ventures in which it had a controlling financial interest. All significant inter-company accounts and transactions have been eliminated. These statements have been prepared on a generally accepted accounting principles ("GAAP") basis.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Cash and Cash Equivalents: Cash equivalents consist principally of investments in certificates of deposit, U.S. Treasury instruments, and commercial paper with a maturity of three months or less at the time of acquisition.

         Investments: Investments in all fixed maturity and equity securities are classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Fixed maturity securities which management has a positive intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost. Unrealized gains and losses on securities held-to-maturity are not reflected in the consolidated financial statements. Fixed maturity and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at market value, with unrealized gains and losses included in earnings. All other fixed maturity and equity securities not included in the above two categories are classified as securities available-for-sale. Securities available-for-sale are carried at market value, with unrealized gains and losses, net of applicable income taxes, reported as a separate component of stockholders' equity. At December 31, 1996 and 1995, the Company did not have any investments categorized as held-to-maturity or trading securities.

         The Company's carrying values for investments in the available-for-sale category are reduced to the estimated realizable value of such investments if declines in the market value of such investments are deemed other than temporary. Such reductions in carrying value are recognized as realized losses and charged to income. Premiums and discounts on fixed maturity securities are amortized over the lives of the securities as adjustments to yield using the effective interest method. Realized gains and losses on disposition of investments are included in net income. The costs of investments sold are determined by specific identification of the investments sold.

         Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), which was issued by the Financial Accounting Standards Board in May 1993. SFAS 114 was amended by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures ("SFAS 118"), which was issued in October 1994. The adoption of SFAS 114, as amended by SFAS 118, had no impact on the Company's earnings or on its financial position.

         Mortgage loans are carried at the aggregate of unpaid balances net of unamortized loan origination fees and allowance for loan losses. Loan origination fees in excess of the actual costs of originating the loans are amortized over the lives of the loans. Real estate held for sale is carried at the lower of cost or fair value. Real estate held for investment generates investment income and is carried at cost less accumulated depreciation. Real estate acquired through foreclosure is recorded at fair value at the date of foreclosure and subsequently adjusted through a valuation allowance for any decrease in fair value. Short-term investments, consisting primarily of U.S. Treasury obligations and commercial paper with maturities of less than one year but more than three months, are carried at cost which approximates market value. Realized investment gains and losses are included in income based upon specific identification of the investments sold. Reserves for impaired investments, including mortgage loans and real estate, are charged to earnings as realized losses when the declines in value of the investments below carrying values or declines in value of the underlying collateral are considered to be other than temporary. Investment income is recorded when earned.

         Fair Value of Financial Instruments: The fair values of financial instruments presented in the applicable notes to the financial statements are estimates of the fair values at the specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective and involve significant judgment in the interpretation of current market information. Therefore, the fair value estimates of financial instruments are not necessarily indicative of the amount the Company might receive in actual market transactions.

         Premium Revenue Recognition: Premiums written, net of reinsurance premiums ceded, are recognized as income over the policy periods on a pro-rata basis as the coverages are provided. Accordingly, the unearned

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

premium reserve represents the portion of premiums written that is applicable to the unexpired terms of policies in force.

         Reinsurance: Reinsurance recoverable represents the estimated portion of unpaid losses and loss adjustment expenses that will be recovered from reinsurers. Prepaid reinsurance represents the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts. The excess of amounts paid for retroactive reinsurance contracts over the estimated amounts recoverable from the reinsurers is expensed as incurred. Reinsurance deposits represent the estimated amounts recoverable from the reinsurer for such contracts at the respective balance sheet dates. Any change in the estimated recoverable is charged to income in the period of the change.

         Deferred Acquisition Costs: Acquisition costs, consisting principally of affiliated commission expense net of commission income earned from ceding reinsurance, are deferred and amortized over the period in which the related premiums are earned. Commission income earned from ceding business to other insurance carriers generally is not specified in treaties with the reinsurers but is assumed based on the Company's policy issuance costs. Commission income booked in this manner is offset by a corresponding increase to premiums ceded, such that the premiums ceded less commission income is in accordance with premiums ceded as specified in the reinsurance treaties. Deferred acquisition costs are reviewed for recoverability from future income, including investment income, and those costs which are deemed not recoverable are expensed in the year in which the determination is made. No such costs have been deemed unrecoverable during the years ended December 31, 1996, 1995 and 1994.

         Unpaid Losses and Loss Adjustment Expenses: The liability for unpaid losses and loss adjustment expenses represents case basis estimates of reported losses and loss adjustment expenses and estimates based on past experience of unreported losses and loss adjustment expenses. Management believes that the reserves for unpaid losses and loss adjustment expenses at December 31, 1996 are adequate to cover the net cost of losses and loss adjustment expenses incurred to date; however, the liability is by necessity based on estimates, and accordingly, there can be no assurance that the ultimate liability will not differ from such estimates.

         Depreciation and Amortization: Depreciation of property and equipment and real estate held for investment is computed primarily on the straight-line method over the estimated useful lives of the assets, as follows:

                                                            Estimated useful
                                                              life (years)
                                                            ----------------
            Buildings . . . . . . . . . . . . . . .                30
            Equipment . . . . . . . . . . . . . . .              5 to 8
            Furniture and fixtures  . . . . . . . .              5 to 8
            Leasehold improvements  . . . . . . . .             3 to 10

            Computer software costs . . . . . . . .                5


         Expenditures for improvements are capitalized. Upon sale or retirement, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in income. Expenditures for maintenance and repairs are charged to expense as incurred.

         Intangible Assets: Acquisition costs in excess of the fair value of the net assets acquired are amortized on a straight-line basis over 10 years. Other intangible assets, including covenant not to compete agreements, are amortized on a straight-line basis over the terms of the agreements.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Equity in losses or gains of affiliates: Although TCO is not a direct or indirect subsidiary of Exstar, its income or loss is included in the Company's consolidated GAAP financial statements in accordance with a form of equity accounting adopted in 1995 (applied retroactively). See Note 11.

         Income Taxes: Deferred income taxes are recognized for the differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the years in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Net Income (Loss) per Common Share: Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding. For the years ended December 31, 1996, 1995, and 1994, the weighted average number of shares of common stock outstanding was 5,498,000. There were no common stock equivalents.

         Use of Estimates: Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. As further discussed in the notes, significant estimates and assumptions affect unpaid losses and loss adjustment expenses and the related reinsurance recoverables, allowances for real estate and mortgage loans, other-than-temporary declines in values for fixed maturities, the valuation allowance for deferred income taxes and the calculation of fair value disclosures for certain financial instruments.

         Reclassifications: Certain reclassifications have been made to the 1994 balances to conform to the 1996 and 1995 presentation.


3 -- STATUTORY INFORMATION

         Statutory Accounting Practices: All states have adopted the National Association of Insurance Commissioners ("NAIC") financial reporting form, which is typically referred to as the NAIC "annual statement." In reporting in accordance with this form, insurers must comply with what are generally referred to as "prescribed" or "permitted" practices. "Prescribed" statutory accounting practices include state laws, regulations and general administrative rules of both the Illinois DOI in the case of Alpine and the IIE in the case of the Syndicate (prior to its withdrawal from the IIE on December 31, 1996). "Permitted" statutory accounting practices encompass all statutory accounting practices not so prescribed and must be approved by the appropriate regulatory authority.

         The surplus as regards policyholders of Alpine determined in accordance with statutory accounting practices as of December 31, 1996 and 1995 was $12,596,000 and $12,284,000, respectively. The net income (loss) of Alpine determined in accordance with statutory accounting practices for the years ended December 31, 1996, 1995, and 1994 was $4,899,000, $3,666,000, and
$(2,508,000), respectively.

         Effective December 31, 1996, the assets and liabilities of the Syndicate were transferred to Alpine. The surplus as regards policyholders of the Syndicate immediately prior to the transfer (including the stock of Alpine) would have been $4,698,000, had the Syndicate's investments not been subject to certain concentration limits under the IIE regulations. The surplus as regards policyholders of the Syndicate as of December 31, 1995 was $(20,454,000). If the Syndicate's investments had not been subject to certain concentration limits under the IIE regulations, the Syndicate's policyholders' surplus as of December 31, 1995 would have been $753,000. The net income of the Syndicate determined in accordance with statutory accounting practices for the years ended December 31, 1995 and 1994 was $5,552,000 and $3,207,000, respectively.

         The NAIC has adopted a risk based capital formula for property and casualty insurance companies. This formula calculates a minimum level of capital and surplus which should be maintained by each insurer, based on

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

underwriting, credit, investment and other business risks inherent in an individual company's operations. Various states, including Illinois, have adopted the NAIC's risk based capital model act applicable to property/casualty insurers. The model act authorizes certain regulatory actions based on the ratio of a company's "adjusted capital" (generally the insurer's actual policyholders' surplus) to its "authorized control level" risk based capital.

         The following table sets forth the different levels of risk based capital that may trigger regulatory involvement and the actions that may be triggered.

                             LEVEL                                TRIGGER                            CORRECTIVE  ACTION
                   -------------------------      ----------------------------------           --------------------------------
                   Company Action Level           Adjusted capital less than 200% of           Submit comprehensive plan to
                                                  authorized control level                     insurance commissioner

                   Regulatory Action Level        Adjusted capital less than 150% of           In addition to above, insurer
                                                  authorized control level                     is subject to examination,
                                                                                               analysis and specific
                                                                                               corrective action

                   Authorized Control Level       Adjusted capital less than 100% of           In addition to both of above,
                                                  authorized control level                     insurance commissioner may
                                                                                               place insurer under regulatory
                                                                                               control

                   Mandatory Control Level        Adjusted capital less than 70% of            Insurer must be placed under
                                                  authorized control level                     regulatory control

         The "comprehensive plan" required at the "company action level" and certain other levels must: (i) identify the conditions in the insurer that contribute to the failure to meet the capital requirements; (ii) contain proposed corrective actions that the insurer intends to make and that would be expected to result in compliance with capital requirements; (iii) provide certain projections of the insurer's financial results for the current year and at least the four succeeding years; (iv) identify key assumptions impacting the insurer's projections and the sensitivity of the projections to the assumptions; and (v) identify the quality of, and problems associated with, the insurer's business, including but not limited to its assets, anticipated business growth and associated surplus strain, extraordinary exposure to risk, mix of business, and use of reinsurance in each case.

         Alpine's adjusted capital amounts at December 31, 1996 and 1995 were approximately 173% and 170%, respectively, of its authorized control level risk based capital amounts. Alpine's state of domicile, Illinois, did not require any action to be taken with respect to Alpine's 1995 risk based capital results, but did require action based on 1996 results. Because Alpine's December 31, 1996 adjusted capital was less than 200% of its authorized control level risk based capital, Alpine submitted a comprehensive plan to the Illinois DOI. The Illinois DOI has not yet formally responded to the plan.

         Dividend Restrictions: Alpine is limited in its ability to pay dividends to its shareholder. Alpine is subject to an overall limitation that dividends and other distributions can be declared and paid only to the extent of earned, as opposed to contributed, policyholders' surplus as determined under statutory accounting practices. In addition, Alpine is subject to the provisions of the Illinois Insurance Holding Company Systems Act, which requires prior notice for the payment of all dividends or other distributions, and special approval for those which, during any consecutive 12-month period, exceed the greater of (i) 10% of Alpine s policyholders' surplus as determined under statutory accounting practices as of the immediately preceding year-end or (ii) its statutory net income as determined under statutory accounting practices for the immediately preceding year. Alpine is unable to pay a dividend in 1997 without the prior approval of the Illinois DOI, as Alpine has no earned surplus and is prohibited from declaring dividends by the Illinois DOI without prior approval, pursuant to the Illinois Order. See Note 1.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 -- RESTRICTED ASSETS

         Exstar has cash and investments on deposit with the various states in which it does business, pledged as collateral for letters of credit related to reinsurance, on deposit in the IIE Guaranty Fund and held in trust for the benefit of the Syndicate's policyholders. At December 31, 1996, the restricted assets comprised:


                                      Collateral for   Held in trust    On deposit in
                                      letters of       for Syndicate      Guaranty      On deposit
                                          credit        policyholders      Fund         with states    Total
                                      --------------   --------------   -------------   -----------    -----
                                                             (Dollars in thousands)
Fixed maturities  . . . . . . . .         $6,742         $3,332           $910         $5,692        $16,676
Equity securities . . . . . . . .            -0-          1,156            -0-            -0-          1,156
Mortgage loans  . . . . . . . . .            -0-          3,707            -0-            -0-          3,707
Real estate . . . . . . . . . . .            -0-          5,943            -0-            -0-          5,943
Cash and cash equivalents . . . .            -0-            611            140            378          1,129
Short-term investments  . . . . .          3,445          1,200            -0-            -0-          4,645
                                         -------        -------         ------         ------        -------
TOTAL . . . . . . . . . . . . . .        $10,187        $15,949         $1,050         $6,070        $33,256
                                         =======        =======         ======         ======        =======

         Effective December 31, 1996, in connection with the Syndicate's withdrawal from the IIE, and the transfer of all of the Syndicate's assets (other than the stock of Alpine) and liabilities to Alpine, and pursuant to an agreement with the IIE, certain of the Syndicate's assets transferred to Alpine were placed in trust as security for the payment of claims of policyholders and other obligations of the Syndicate. In accordance with the withdrawal agreement with the IIE, Alpine is obligated to maintain a certain amount of its assets in the IIE Guaranty Fund, Inc. for the protection of IIE insureds. The funding requirement of the IIE Guaranty Fund, Inc. is $1,000,000. At December 31, 1996 Alpine maintained a conforming balance of $1,050,000.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5 -- INVESTMENTS
         As of December 31, 1996 and 1995, investments comprised:

                                                          Gross         Gross
                                                       unrealized    unrealized       Fair        Carrying
                                          Cost (1)        gains        losses       value (2)       value
                                          --------     ----------    ----------     ---------     --------
                                                               (Dollars in thousands)
1996:
Fixed maturities:
  U.S. Treasury securities and
   obligations of U.S. Government
   corporations and agencies  . . . .        $17,902            $6          $153       $17,755       $17,755
  Obligations of states,
  municipalities
   and political subdivisions   . . .          7,015            12           146         6,881         6,881
  Other bonds . . . . . . . . . . . .            124           -0-             1           123           123
  Loan-backed securities  . . . . . .         14,039            22           273        13,788        13,788
  Redeemable preferred stock  . . . .            250             3           -0-           253           253
                                             -------          ----          ----       -------       -------
   Total fixed maturities   . . . . .         39,330            43           573        38,800        38,800
                                             -------          ====          ====       -------       -------

Equity securities:
  Common stocks . . . . . . . . . . .
   Industrial, miscellaneous and all
     other  . . . . . . . . . . . . .            250           125           -0-           375           375
  Non-redeemable preferred stock  . .          1,000           156           -0-         1,156         1,156
                                             -------          ----          ----       -------       -------
   Total equity securities  . . . . .          1,250          $281          $-0-         1,531         1,531
                                             -------          ====          ====       -------       -------

Mortgage loans on real estate:
  Unaffiliated  . . . . . . . . . . .          4,225                                     4,214         4,225
  Affiliated  . . . . . . . . . . . .            908                                       890           908
                                             -------                                   -------       -------
   Total mortgage loans on real
     estate   . . . . . . . . . . . .          5,133                                     5,104         5,133
                                             -------                                   -------       -------

Real estate:
  Held for investment . . . . . . . .          4,255                                     5,735         4,255
  Held for sale (3) . . . . . . . . .          6,391                                     6,829         6,391
  Acquired through foreclosure  . . .            493                                       500           493
                                             -------                                   -------       -------
   Total real estate  . . . . . . . .         11,139                                    13,064        11,139
                                             -------                                   -------       -------

Short-term investments  . . . . . . .          4,944                                     4,944         4,944
                                             -------                                   -------       -------
   Total investments  . . . . . . . .        $61,796                                   $63,443       $61,547
                                             =======                                   =======       =======

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Gross         Gross
                                                       unrealized    unrealized       Fair        Carrying
                                          Cost (1)        gains        losses       value (2)       value
                                          --------     ----------    ----------     ---------     --------
                                                               (Dollars in thousands)
1995:
Fixed maturities:
  U.S. Treasury securities and
   obligations of U.S. Government
   corporations and agencies  . . . . . .    $31,364          $174            $8       $31,530       $31,530
  Obligations of states, municipalities
   and political subdivisions   . . . . .      5,068            50            55         5,063         5,063
  Other bonds . . . . . . . . . . . . . .        321             2           -0-           323           323
  Loan-backed securities  . . . . . . . .     12,157           147            22        12,282        12,282
  Redeemable preferred stock  . . . . . .      1,203           -0-            53         1,150         1,150
                                             -------          ----          ----       -------       -------
   Total fixed maturities   . . . . . . .     50,113           373           138        50,348        50,348
                                             -------          ====          ====       -------       -------

Equity securities:
  Common stocks . . . . . . . . . . . . .
   Banks, trust and insurance
     companies  . . . . . . . . . . . . .        150           -0-            66            84            84
   Industrial, miscellaneous and all
     other  . . . . . . . . . . . . . . .        522            64           128           458           458
  Non-redeemable preferred stock  . . . .      1,000            76           -0-         1,076         1,076
                                             -------          ----          ----       -------       -------
   Total equity securities  . . . . . . .      1,672          $140          $194         1,618         1,618
                                             -------          ====          ====       -------       -------

Mortgage loans on real estate:
  Unaffiliated  . . . . . . . . . . . . .      4,360                                     4,317         4,360
  Affiliated  . . . . . . . . . . . . . .      1,013                                     1,085         1,013
                                             -------                                   -------       -------
   Total mortgage loans on real
     estate   . . . . . . . . . . . . . .      5,373                                     5,402         5,373
                                             -------                                   -------       -------

Real estate:
  Held for investment . . . . . . . . . .      4,426                                     5,828         4,426
  Held for sale (3) . . . . . . . . . . .      8,590                                     9,219         8,590
  Acquired through foreclosure  . . . . .        779                                       786           779
                                             -------                                   -------       -------
   Total real estate  . . . . . . . . . .     13,795                                    15,833        13,795
                                             -------                                   -------       -------

Short-term investments  . . . . . . . . .     12,651                                    12,651        12,651
                                             -------                                   -------       -------
   Total investments  . . . . . . . . . .    $83,604                                   $85,852       $83,785
                                             =======                                   =======       =======

------------------
(1) Original cost of equity securities; original cost of fixed maturities reduced for repayments and adjusted for amortization of premiums and accrual of discounts for fixed maturities; amortization and accretion of loan-backed securities adjusted for principal paydowns and changes in expected maturities; principal balance outstanding reduced for valuation allowances for mortgage loans on real estate; original cost reduced for depreciation for real estate held for investment; lower of original cost or fair value for real estate held for sale; and fair value at date of foreclosure adjusted for any subsequent decline in value, if any, for real estate acquired through foreclosure.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

         Fixed maturities--For bonds, loan-backed securities and redeemable preferred stocks fair value equals quoted market price.
         Equity Securities--For non-redeemable preferred and common stocks fair value equals quoted market price, if available. If quoted market value is not available, fair value is estimated using quoted market prices for similar securities.
         Mortgage loans--The fair value is estimated by discounting future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings for the same maturities. Real estate--The fair value of real estate is based on the appraised value as determined by an independent appraiser reduced for the estimated cost to sell. The appraisal process involves estimates which are subjective. The actual sales price in a market transaction may vary from the appraised value.
         Short-term investments--For short-term investments, the carrying amount is a reasonable estimate of the fair value. No fair values were company determined.

(3) Real estate held for sale includes property acquired from the majority stockholder. See Note 15.

         THE SCHEDULE OF MATURITIES AT DECEMBER 31, 1996, IS AS FOLLOWS:

                                                                               Estimated fair
                                                            Amortized cost         value
                                                            --------------    ---------------
                                                                 (Dollars in thousands)
Due in one year or less . . . . . . . . . . . . . . . . .       $5,246           $5,234
Due after one year through five years . . . . . . . . . .       13,605           13,482
Due after five years through ten years  . . . . . . . . .          984              985
Due after ten years . . . . . . . . . . . . . . . . . . .        5,456            5,311
Loan-backed securities  . . . . . . . . . . . . . . . . .       14,039           13,788
                                                               -------          -------
  Total . . . . . . . . . . . . . . . . . . . . . . . . .      $39,330          $38,800
                                                               =======          =======

         MORTGAGE LOANS ON REAL ESTATE-UNAFFILIATED COMPRISED:

                                                                 1996            1995
                                                               -------          -------
                                                                (Dollars in thousands)
Residential . . . . . . . . . . . . . . . . . . . . . . .       $1,234           $1,015

Commercial  . . . . . . . . . . . . . . . . . . . . . . .        3,024            3,204
Construction  . . . . . . . . . . . . . . . . . . . . . .          -0-              203
                                                               -------          -------
                                                                 4,258            4,422
Allowance for loan losses . . . . . . . . . . . . . . . .          -0-              (35)
Deferred loan origination fees  . . . . . . . . . . . . .          (33)             (27)
                                                               -------          -------
                                                                $4,225           $4,360
                                                                ======           ======

         During 1995, one loan with an aggregate principal balance of $203,000 at December 31, 1995, was restructured. The loan was extended at the same interest rate. Management believes that adequate provision has been made through the allowance for loan losses.

         At December 31, 1996 and 1995, commitments to fund mortgage loans totaled $69,000 and $81,000, respectively.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The rate of interest charged on mortgage loans ranged from 5% to 10% during 1996 and 1995 and the loans had original terms from 1 to 30 years.

         During 1995, one loan was transferred to real estate owned as part of the purchase price of acquiring the property. One loan was extended at the same interest rate.

         MORTGAGE LOANS ON REAL ESTATE--AFFILIATED COMPRISED:
                                                                                    1996           1995
                                                                                   ------         ------
                                                                                   (Dollars in thousands)
Commercial  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $1,096         $1,105
                                                                                   ------         ------

Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . . . .          (188)           (84)
Deferred loan origination fees  . . . . . . . . . . . . . . . . . . . . . .            -0-            (8)
                                                                                   ------         ------
                                                                                   $  908         $1,013
                                                                                   ======         ======

         REAL ESTATE HELD FOR INVESTMENT COMPRISED:

                                                                                    1996              1995
                                                                                  --------          --------
                                                                                    (Dollars in thousands)
Commercial real estate  . . . . . . . . . . . . . . . . . . . . . . . .           $  6,227          $  6,227
Accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . .             (1,972)           (1,801)
                                                                                  --------          --------
                                                                                  $  4,255          $  4,426
                                                                                  ========          ========
         REAL ESTATE HELD FOR SALE COMPRISED:

                                                                                    1996              1995
                                                                                  --------          --------
                                                                                    (Dollars in thousands)
Commercial real estate  . . . . . . . . . . . . . . . . . . . . . . . .           $    927          $  1,057
Residential real estate . . . . . . . . . . . . . . . . . . . . . . . .              3,899             3,899
Residential real estate development . . . . . . . . . . . . . . . . . .              3,414             5,558
                                                                                  --------          --------
                                                                                     8,240            10,514
Accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . .                -0-               (49)
Real estate valuation allowance . . . . . . . . . . . . . . . . . . . .            ( 1,849)           (1,875)
                                                                                  --------          --------
                                                                                  $  6,391          $  8,590
                                                                                  ========          ========

         REAL ESTATE ACQUIRED THROUGH FORECLOSURE COMPRISED:

                                                                                    1996              1995
                                                                                  --------          --------
                                                                                    (Dollars in thousands)
Residential real estate . . . . . . . . . . . . . . . . . . . . . . . .           $    -0-          $    254
Residential real estate development . . . . . . . . . . . . . . . . . .                665               665
                                                                                  --------          --------
                                                                                       665               919
Real estate valuation allowance . . . . . . . . . . . . . . . . . . . .               (172)             (140)
                                                                                  --------          --------
                                                                                  $    493          $    779
                                                                                  ========          ========

         During 1996, one property acquired through foreclosure was sold. At December 31, 1996, there remained two residential lots being developed with a total fair value of $500,000.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Real estate held for sale and real estate acquired through foreclosure amounting to $5,084,000 was non-income producing at December 31, 1996. Two lots and an eight acre improved residential property held for sale at December 31, 1996 were purchased from Exstar's majority stockholder. See Note 15.

         INVESTMENTS OTHER THAN U.S. GOVERNMENT SECURITIES HAVING A CARRYING VALUE IN EXCESS OF 10% OF STOCKHOLDERS' EQUITY AT DECEMBER 31, 1996, COMPRISED:

                                                                             Carrying Value
                                                                         ----------------------
                                                                         (Dollars in thousands)
Fixed maturities

  Gardena, CA Financing Agency                                                           $1,442
Real estate--held for investment
  Office building--Solvang, California                                                    2,803
  Office building--Solvang, California                                                    1,452

Real estate--held for sale
  Single family residence--Santa Ynez, California                                         2,125
  Single family residence--Santa Ynez, California                                         1,370

         NET INVESTMENT INCOME--UNAFFILIATED COMPRISED:

                                                                       For the years ended December 31,
                                                                 -------------------------------------------
                                                                     1996            1995            1994
                                                                 -----------      ----------      ----------
                                                                            (Dollars in thousands)
Fixed maturities:
  Bonds                                                              $2,639          $2,686           $1,887
  Redeemable preferred stocks                                            53             267              319
Mortgage loans                                                          382             361              398

Real estate held for investment                                           9              69               89
Real estate held for sale                                                55              37               67
Real estate acquired through foreclosure                                -0-             -0-                9
Cash and short-term investments                                         817           1,325              854
                                                                     ------          ------           ------

                                                                      3,955           4,745            3,623
Investment expense                                                     (218)           (416)            (261)
                                                                     ------          ------           ------
Net investment income-unaffiliated                                   $3,737          $4,329           $3,362
                                                                     ======          ======           ======

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         NET INVESTMENT INCOME--AFFILIATED COMPRISED:
                                                                      For the years ended December 31,
                                                               --------------------------------------------
                                                                   1996            1995             1994
                                                               ------------     -----------      ----------
                                                                           (Dollars in thousands)
Mortgage loans  . . . . . . . . . . . . . . . . . . . . . . .           $69            $114            $150
Real estate held for investment . . . . . . . . . . . . . . .           323             584             577
Real estate held for sale . . . . . . . . . . . . . . . . . .            61              42             -0-
                                                                -----------     -----------      ----------
                                                                        453             740             727
Investment expense  . . . . . . . . . . . . . . . . . . . . .          (160)           (156)           (156)
                                                                -----------     -----------      ----------
Net investment income--affiliated . . . . . . . . . . . . . .          $293            $584            $571
                                                                ===========     ===========      ==========

         NET REALIZED INVESTMENT GAINS (LOSSES) COMPRISED:

                                                                   For the years ended December 31,
                                                        ------------------------------------------------------
                                                                     1996                   1995        1994
                                                        -------------------------------   --------    --------
                                                                                 Net        Net         Net
                                                         Gross        Gross     Realized   Realized    Realized
                                                        Realized    Realized     Gains      Gains       Gains
                                                         Gains       Losses     (Losses)   (Losses)    (Losses)
                                                        --------    --------    --------   --------    --------
                                                                       (Dollars in thousands)
Fixed maturities:
  Bonds . . . . . . . . . . . . . . . . . . . . . . . .     $126        $(35)       $91       $764        $(66)
  Redeemable preferred stock  . . . . . . . . . . . . .       15         -0-         15        (22)         (7)
                                                        --------    --------   --------   --------    --------
                                                             141         (35)       106        742         (73)
                                                        --------    --------   --------   --------    --------
Equity securities:
  Preferred stock . . . . . . . . . . . . . . . . . . .      -0-         -0-        -0-        -0-         175

  Common stock  . . . . . . . . . . . . . . . . . . . .      -0-        (166)      (166)      (212)        (62)
                                                        --------    --------   --------   --------    --------
                                                             -0-        (166)      (166)      (212)        113
                                                        --------    --------   --------   --------    --------
Mortgage loans: . . . . . . . . . . . . . . . . . . . .      -0-         (64)       (64)       105          (4)
                                                        --------    --------   --------   --------    --------
Real estate:
  Held for investment . . . . . . . . . . . . . . . . .      -0-         (16)       (16)       292         -0-
  Held for sale . . . . . . . . . . . . . . . . . . . .      186        (415)      (229)      (506)        (51)
  Acquired through foreclosure  . . . . . . . . . . . .      -0-          (8)        (8)       (32)        (26)
                                                        --------    --------   --------   --------    --------
                                                             186        (439)      (253)      (246)        (77)
                                                        --------    --------   --------   --------    --------
  Total . . . . . . . . . . . . . . . . . . . . . . . .     $327       $(704)     $(377)      $389        $(41)
                                                        ========    ========   ========   ========    ========


         Gross realized gains on sale of fixed maturities were $126,000, $968,000 and $15,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Gross realized losses on sale of fixed maturities were $35,000, $226,000 and $71,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Gross realized gains on sale of equity securities were $-0-, $-0- and $175,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Gross realized losses on sale of equity securities were $166,000, $212,000 and $62,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         CHANGE IN NET UNREALIZED INVESTMENT (LOSSES) GAINS COMPRISED:

                                                                      For the years ended December 31,
                                                                    ------------------------------------
                                                                      1996           1995         1994
                                                                    --------       --------     --------

                                                                         (Dollars in thousands)
Fixed maturities:
  Bonds . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  (820)       $  2,637     $ (2,349)
  Redeemable preferred stocks . . . . . . . . . . . . . . . .            56             570         (505)

Equity securities:
  Non-redeemable preferred stocks . . . . . . . . . . . . . .            80             112           96
  Common stocks . . . . . . . . . . . . . . . . . . . . . . .           255             299          (17)
                                                                    -------        --------     --------
                                                                       (429)          3,618       (2,775)

  Deferred tax benefit (expense)--fixed maturities  . . . . .           260          (1,091)       1,011
                                                                    -------        --------     --------
                                                                    $  (169)       $  2,527     $ (1,764)
                                                                    =======        ========     ========

         SUMMARY OF VALUATION ACCOUNT ACTIVITY:
                                                                                   Real estate
                                                                    Real estate     acquired     Mortgage
                                                                      held for      through      loans on
                                                                        sale      foreclosure   real estate
                                                                    -----------   -----------   -----------
                                                                             (Dollars in thousands)
Balance at December 31, 1994  . . . . . . . . . . . . . . . .           $ 1,478       $   145       $   625
Increases (decreases) in reserves charged to costs and
  expenses  . . . . . . . . . . . . . . . . . . . . . . . . .               820            22           (66)
Disposal of properties  . . . . . . . . . . . . . . . . . . .              (423)          (27)         (440)
                                                                        -------       -------       -------

Balance at December 31, 1995  . . . . . . . . . . . . . . . .             1,875           140           119
Increases in reserves charged to costs and expenses . . . . .               330            32            69
Disposal of properties  . . . . . . . . . . . . . . . . . . .              (356)          -0-           -0-
                                                                        -------       -------       -------
Balance at December 31, 1996  . . . . . . . . . . . . . . . .           $ 1,849       $   172       $   188
                                                                        =======       =======       =======


6 -- INVESTMENT IN JOINT VENTURES AND MINORITY INTEREST
         Exstar has invested in residential real estate under development through various partnerships. The partnerships are included in the consolidated financial statements, which results in a minority interest for the unaffiliated partners' interests. The partnerships were liquidated in 1996. The amount of joint venture real estate investments included in the Company's consolidated financial statements principally as a component of real estate held for sale is $1,522,000 at December 31, 1995. The amounts included in net realized investment gains (losses) from the joint ventures comprise:

                                                                      For the years ended December 31,
                                                                    ------------------------------------
                                                                       1996         1995          1994
                                                                    ---------     ---------     --------
                                                                         (Dollars in thousands)
Proceeds from sales . . . . . . . . . . . . . . . . . . . . .       $     -0-     $   2,139     $    764
Cost of sales and other costs . . . . . . . . . . . . . . . .             -0-         2,186          815
                                                                    ---------     ---------     --------
   Net realized investment losses from joint venture  . . . .       $     -0-     $     (47)    $    (51)
                                                                    =========     =========     ========

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 -- SIGNIFICANT GROUP CONCENTRATIONS OF INVESTMENTS AND CREDIT RISK

         Mortgage Loans. The Company has mortgage loans on property located principally in central California. Construction loans constitute $-0- and $203,000 of the portfolio at December 31, 1996 and 1995, respectively. Residential and commercial loans constituted $5,354,000 and $5,240,000 of the portfolio at December 31, 1996 and 1995, respectively. While it is Exstar's policy to limit loans to 80% of appraised value and management believes that except for geographic concentration there is no concentration of borrowers in a single economic sector, realization of the full loan value in the event of default by the borrower is substantially contingent on the real estate market.

         Real Estate Investments. The Company had investments in real estate totaling $11,139,000 and $13,795,000 as of December 31, 1996 and 1995,
respectively. The real estate is located principally in Central California. Realization of the carrying value is dependent on the real estate market.


8 -- LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

         The liability for unpaid losses and loss adjustment expenses is based upon the accumulation of individual case estimates for losses reported prior to the close of the accounting period plus estimates, based on experience and industry data, for unreported losses and loss adjustment expenses.

         There is a high level of uncertainty inherent in the evaluation of the required loss and loss adjustment expense reserves for the Company. The long-tailed nature of other liability claims exacerbates that uncertainty. Management has selected target loss and loss expense ratios that it believes are reasonable and reflective of anticipated ultimate experience. The ultimate costs of claims are dependent upon future events, the outcomes of which are affected by many factors. Company claim reserving procedures and settlement philosophy, current and perceived social and economic inflation, current and future court rulings and jury attitudes, improvements in medical technology, and many other economic, scientific, legal, political, and social factors all can have significant effects on the ultimate cost of claims. Changes in Company operations and management philosophy also may cause actual developments to vary from the past. Since the emergence and disposition of claims are subject to uncertainties, the net amounts that will ultimately be paid to settle the liability may vary from the estimated amounts provided for in the accompanying consolidated financial statements. Any adjustments to reserves are reflected in the operating results of the periods in which they are made.

         Estimates for ultimate loss reserves are inherently difficult to determine, because they are attempts to quantify future results based on current trends. The effort to predict the Company's ultimate losses and loss adjustment expense has been made more difficult because the Company's recent business includes a substantial amount of insurance written for subcontractors and general contractors, most of which are located in California. California law relating to contractors has changed significantly over the last several years as a consequence of California legal decisions and newly enacted legislation. The Company, additionally, significantly modified its policy forms and underwriting standards relating to its contractor business in each of 1996, 1995 and 1994. Because of the foregoing, the assumptions made and the trends used by the Company in estimating its reserves for losses and loss adjustment expenses have been relatively untested by time and actual development of reserves.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Activity in the liability for unpaid losses and loss adjustment expenses comprised:

                                                                         1996          1995           1994
                                                                         ----          ----           -----
                                                                               (DOLLARS IN THOUSANDS)
Balance at January 1  . . . . . . . . . . . . . . . . . . . . . .      $91,984       $88,276         $70,938
  Less reinsurance recoverable  . . . . . . . . . . . . . . . . .       23,164         7,079           2,771
                                                                       -------       -------         -------
Net balance at January 1  . . . . . . . . . . . . . . . . . . . .       68,820        81,197          68,167
                                                                       -------       -------         -------
Incurred related to:

  Current year  . . . . . . . . . . . . . . . . . . . . . . . . .       12,971        23,545          32,058
  Prior years . . . . . . . . . . . . . . . . . . . . . . . . . .         (282)       (8,253)            792
  Provision for commutations  . . . . . . . . . . . . . . . . . .          -0-           379             -0-
                                                                       -------       -------         -------
Total incurred  . . . . . . . . . . . . . . . . . . . . . . . . .       12,689        15,671          32,850
                                                                       -------       -------         -------
Paid related to:
  Current year  . . . . . . . . . . . . . . . . . . . . . . . . .        1,842         2,496           2,554
  Prior years . . . . . . . . . . . . . . . . . . . . . . . . . .       26,661        25,552          17,266
                                                                       -------       -------         -------
Total paid  . . . . . . . . . . . . . . . . . . . . . . . . . . .       28,503        28,048          19,820
                                                                       -------       -------         -------

Net balance at December 31  . . . . . . . . . . . . . . . . . . .       53,006        68,820          81,197
  Plus reinsurance recoverable  . . . . . . . . . . . . . . . . .       33,921        23,164           7,079
                                                                       -------       -------         -------
Balance at December 31  . . . . . . . . . . . . . . . . . . . . .      $86,927       $91,984         $88,276
                                                                       =======       =======         =======

         The favorable development on prior years in 1995 relates to the Company's determination that its case loss reserves were substantially overstated, stemming principally from three inappropriate reserving practices:
(i) claims examiners' establishing initial case reserves at levels higher than justified by the information received by the Company with respect to claims,
(ii) claims examiners' establishing case reserves without taking into account deductibles (e.g., a claim may have a likely ultimate loss amount of $15,000, but the claim may relate to a policy with a $5,000 deductible payable by the insured, in which case the appropriate reserve, generally, would be $10,000, assuming the deductible is collectible) and (iii) claims examiners' not timely reducing case reserves following receipt of favorable information with respect to claims.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 -- NOTES PAYABLE

                                                                                       1996            1995
                                                                                      ------          ------
                                                                                      (DOLLARS IN THOUSANDS)
Notes collateralized by real property:
Note payable with principal and interest at 10% due on sale of
 real property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   -0-         $  109
Note payable with principal due on sale of real property, with interest
 payable monthly at prime plus 3.0%(1) . . . . . . . . . . . . . . . . . . .              -0-            595
Note payable due October 1, 2017, with principal and interest due monthly at
 (six month secondary market CD plus 2.75%) 8.375% at December 31, 1996, collateralized by real property with a fair value of $2,350,000 as of
 December 31, 1996(1)  . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,098           1,118
Note payable with interest due monthly at (prime rate plus 2.75%) 11.0% at
 December 31, 1996, principal due in monthly installments of $3,333, a principal installment of $100,000 due March 31, 1997, and the balance due
 September 30, 1997, collateralized by real property with a fair value of
 $2,350,000 as of December 31, 1996(1) . . . . . . . . . . . . . . . . . . .             490             524
                                                                                      ------          ------
Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $1,588          $2,346
------------------                                                                    ======          ======

(1) These notes were assumed in connection with transactions with the majority stockholder. See Note 15.

     The carrying values of the notes payable approximate their fair values at December 31, 1996 and 1995.

     These notes payable mature as follows:

                                                                                          FOR THE YEAR ENDING
                                                                                             DECEMBER 31,
                                                                                        -----------------------
                                                                                        (DOLLARS IN THOUSANDS)
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   510
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                22
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                24
2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                26

2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                28
Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               978
                                                                                                --------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 1,588
                                                                                                ========

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10 -- FEDERAL INCOME TAXES
         The Company's effective tax rate differs from the statutory federal income tax rate for the following reasons:

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------------
                                                                     1996             1995             1994
                                                                  ------------     ----------       ----------
                                                                              (DOLLARS IN THOUSANDS)
Book (loss) income before federal income tax, minority
  interest and equity in losses of affiliates . . . . . . . .       $(1,776)         $5,801           $4,386
                                                                  ============     ==========       ==========
Tax at statutory federal income tax rate  . . . . . . . . . .          (604)          1,972            1,491

Increase (decrease) resulting from:
  Dividends received deduction and tax exempt interest  . . .           (16)           (303)            (569)
  Amortization of cost in excess of net assets acquired . . .            38              38               39
  Reclassifications reflected in equity in losses of
  affiliates  . . . . . . . . . . . . . . . . . . . . . . . .           172             708              649

  Prior year provision to return difference . . . . . . . . .           -0-          (1,361)             -0-
  Accounts receivable write-off . . . . . . . . . . . . . . .           -0-          (2,898)             -0-
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .           (50)            296               34
  (Decrease) increase in valuation allowance  . . . . . . . .        (1,255)          6,605              137
                                                                  ------------     ----------       ----------
     Total federal income tax (benefit) expense   . . . . . .       $(1,715)         $5,057           $1,781
                                                                  ============     ==========       ==========

         The deferred federal income tax asset (net of a valuation allowance) and liability have been netted to reflect the tax impact of temporary differences. The components of the net deferred federal income tax asset are as follows:

                                                                                      1996             1995
                                                                                   ----------        --------
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS:
  Differences between financial and tax basis of assets . . . . . . . . . . .         $  748          $1,178
  Discounting of unpaid losses and loss adjustment expenses for
   tax purposes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,142           5,740
  Nondeductible portion of unearned premium . . . . . . . . . . . . . . . . .             67             896
  Unrealized investment losses-fixed maturities . . . . . . . . . . . . . . .            180             -0-

  Alternative minimum tax credit carryforward . . . . . . . . . . . . . . . .            259             482
  Net operating loss carryforward . . . . . . . . . . . . . . . . . . . . . .          2,231             260
  Income reported in different periods for financial reporting purposes and
   tax purposes, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             16             180
                                                                                   ----------        --------
       Gross deferred tax asset before valuation allowance  . . . . . . . . .          7,643           8,736

  Valuation allowance . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5,619)         (6,874)
                                                                                   ----------        --------
       Total deferred federal income tax asset  . . . . . . . . . . . . . . .          2,024           1,862
                                                                                   ----------        --------
LIABILITIES:

  Deferred acquisition costs  . . . . . . . . . . . . . . . . . . . . . . . .            104           1,535
  Unrealized investment gains - fixed maturities  . . . . . . . . . . . . . .            -0-              79
  Income reported in different periods for financial reporting purposes and
   tax purposes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            220             248
                                                                                   ----------        --------
   Total deferred federal income tax liabilities  . . . . . . . . . . . . . .            324           1,862
                                                                                   ----------        --------
   Net deferred federal income tax asset  . . . . . . . . . . . . . . . . . .         $1,700          $  -0-
                                                                                   ==========        ========

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company is required to establish a valuation allowance for any portion of the deferred tax asset that management believes will not be realized. Consideration must be given to those items of taxable income available to offset the future deductible amounts represented in the deferred asset. The sources of taxable income available include amounts from the reversal of temporary differences, and the balance through future taxable income. The future deductibles will reverse over an estimated 10-year period during which the Company must have sufficient taxable income to offset them. Based on projections and historical information, and since the equity in the losses of affiliates does not impact taxable income, such taxable income should be generated in the carry forward period. It is the opinion of management that it is more likely than not that the Company will not generate sufficient ordinary taxable income to offset the future ordinary deductibles and, therefore, a valuation reserve is required for the ordinary income portion of the asset. It is also the opinion of management that it is more likely than not that the Company will not generate sufficient capital gain income to offset future capital loss deductibles associated with equity securities and, therefore, a valuation allowance has been established for the capital gain asset.

         In view of the unfavorable events which had occurred (including Best rating downgrades and regulatory uncertainties), management believed that the future revenues of the Company were sufficiently uncertain as to require an increase in the valuation allowance against its deferred federal income tax asset for the year ended December 31, 1995. Accordingly, the valuation allowance was increased by $6.6 million for the year ended December 31, 1995. Based on events occurring in 1996, including the reorganization of the Company's operations and the relationship with UCIC (including the prospective Quota Share Arrangement), management reassessed the future revenues of the Company, and decreased the valuation allowance by $1.3 million at December 31, 1996.

11 -- EQUITY ACCOUNTING

         To provide TCO with funding needed to support its operations, the Company entered into a loan agreement with TCO-IL in December 1993, under which the Company agreed to loan TCO-IL up to $9.0 million ("Loan Agreement"). In addition, funding was provided by certain unpaid balances due to Alpine with respect to insurance premiums collected by TCO.

         During 1994, the Company re-evaluated the appropriate accounting treatment for such loans under GAAP. The Company determined that any increase or decrease in TCO's stockholder's equity after June 30, 1992 (other than decreases in equity resulting from depreciation of assets that would not be replaced by TCO)--adjusted for (i) any intercompany gains or losses, including gains on sale of Exstar shares owned by TCO to independent parties which were reclassified to paid in capital, (ii) the reclassification of dividends received and accrued on the JBW & Co. preferred stock (see also Note 12), and (iii) the reclassification of the interest paid by TCO under the Loan Agreement--should be treated as an increase or decrease, respectively, in the net income of the Company in the period in which such increase or decrease in stockholder's equity was recorded by TCO. This determination was based on the historical interdependence and common control of the Company and TCO, including the Company's exertion of significant influence over the operations of TCO, TCO's limited financial resources and TCO's historical and anticipated continuing need for financial support from the Company.

         In particular, under this accounting treatment, the Company's net income in any period generally is reduced by (i) if cumulative decreases in TCO's stockholder's equity since July 1, 1992, are greater than cumulative amounts due from TCO to the Company since July 1, 1992, any decrease in TCO's stockholder's equity in the period (other than decreases in equity resulting from depreciation on assets that will not be replaced by TCO), adjusted as described above, or (ii) if cumulative amounts due from TCO to the Company since July 1, 1992 are greater than cumulative decreases in TCO's stockholder's equity since July 1, 1992, any increase in amounts due from TCO to the Company during the period (including increases in amounts due under the Loan Agreement and other amounts due to the Company from TCO). Conversely, in the event that TCO's revenues exceed its costs in any such period, the Company's net income in that period generally is increased by the amount of TCO's profits in such period (excluding any gains from the sale by TCO of assets that will not be replaced by TCO), provided that the aggregate increase in the Company's net income as a result of profits of TCO may not exceed the aggregate amount of losses previously recognized by the Company as a result of TCO's operations. As the Company receives cash from TCO-IL in the form of interest and/or principal payments on TCO's indebtedness to the Company, the Company's cash flow will be benefited, but such payments will affect the Company's net income only to the extent they represent TCO's profits in the period such payments are received.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following sets forth the financial position and results of operations of TCO Holdings, Inc. and its subsidiaries:

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                               --------------------------------
                                                                                   1996               1995
                                                                               -------------       ---------
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS:
  Cash and investments  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $4,931          $3,432
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,915          13,688
  Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .            119           1,210
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            914           1,757
                                                                                    --------         -------
   Total assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,879          20,087
                                                                                    ========         =======
LIABILITIES:

  Premiums payable -- affiliated  . . . . . . . . . . . . . . . . . . . . . .         19,304          23,966
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,581           6,056
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            718           2,148
  Net unearned commission income  . . . . . . . . . . . . . . . . . . . . . .            659           3,786
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,428           2,996
                                                                                    --------         -------
   Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,690          38,952
                                                                                    --------         -------
PREFERRED STOCK:

  Series A 11.3% cumulative redeemable, nonvoting, stated value $10,000
   per share, 3,500 shares authorized; Issued and outstanding - 1,075   . . .         12,035          12,035
                                                                                    --------         -------
STOCKHOLDER'S EQUITY:

  Stockholder's accumulated deficiency  . . . . . . . . . . . . . . . . . . .        (29,846)        (30,900)
                                                                                    --------         -------
Total liabilities, preferred stock, and stockholder's accumulated
  deficiency  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $10,879         $20,087
                                                                                    ========         =======

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                     1996            1995            1994
                                                                    --------       --------         --------
                                                                             (Dollars in thousands)
REVENUES:
  Net commissions earned  . . . . . . . . . . . . . . . . . .        $6,647         $14,473          $10,122
  Other revenues  . . . . . . . . . . . . . . . . . . . . . .         1,166           2,106            4,437
                                                                     ------         -------          -------
   Total revenues   . . . . . . . . . . . . . . . . . . . . .         7,813          16,579           14,559
                                                                     ------         -------          -------
EXPENSES:
  Personnel costs . . . . . . . . . . . . . . . . . . . . . .         2,751           8,105            9,898
  Office and selling expenses . . . . . . . . . . . . . . . .         1,116           3,007            3,502

  Depreciation  . . . . . . . . . . . . . . . . . . . . . . .            84             929            2,211
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . .           647           1,246            1,372
  Other expenses  . . . . . . . . . . . . . . . . . . . . . .         1,498           1,031            1,801
                                                                    -------         -------          -------
   Total expenses   . . . . . . . . . . . . . . . . . . . . .         6,096          14,318           18,784
                                                                    -------         -------          -------
     Income (loss) before Federal income taxes, minority
       interest, and equity in income of affiliates . . . . .         1,717           2,261           (4,225)
   Federal income tax expense   . . . . . . . . . . . . . . .            25              26              -0-
  Minority interest . . . . . . . . . . . . . . . . . . . . .           -0-             (39)             -0-
  Equity in income of affiliates  . . . . . . . . . . . . . .            85             -0-              -0-
                                                                    -------         -------          -------
     Net income (loss)  . . . . . . . . . . . . . . . . . . .         1,777           2,196           (4,225)
                                                                    =======         =======          =======
Beginning stockholder's accumulated deficiency  . . . . . . .        30,900          32,011           26,003
                                                                    -------         -------          -------

  Net (income) loss . . . . . . . . . . . . . . . . . . . . .        (1,777)         (2,196)           4,225
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . .           -0-           1,215            1,215
  Increase (decrease) in subscription note receivable . . . .           723            (130)             568
                                                                    -------         -------          -------
       Net change . . . . . . . . . . . . . . . . . . . . . .        (1,054)         (1,111)           6,008
                                                                    -------         -------          -------
Ending stockholder's accumulated deficiency . . . . . . . . .       $29,846         $30,900          $32,011
                                                                    =======         =======          =======

Commission income, net of related commissions paid to brokers, is earned ratably over the period of the underlying policies. Loans to TCO Holdings' stockholder in the amounts $5,432,000, $4,708,000 and $4,838,000 as of December 31, 1996,
1995 and 1994, respectively, have been added to the stockholder's accumulated deficiency similar to the treatment of an unpaid capital subscription note receivable. All other accounting policies are consistent with those of the Company.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following sets forth the computation of the equity in (income) losses of affiliates included in the Statement of Operations:

                                                                        For the years ended December 31,
                                                                    ----------------------------------------
                                                                      1996           1995             1994
                                                                    -------         -------           ------
                                                                            (Dollars in thousands)
(Increase) decrease in net equity of TCO Holdings and
  subsidiaries  . . . . . . . . . . . . . . . . . . . . . . .       $(1,054)        $(1,111)          $6,008
  Asset adjustments:
   Depreciation   . . . . . . . . . . . . . . . . . . . . . .           -0-            (637)          (1,904)
   Gain on sale of assets   . . . . . . . . . . . . . . . . .           -0-             -0-            2,976
                                                                    -------         -------           ------
                                                                     (1,054)         (1,748)           7,080
  Reclassifications:
   Interest on advances   . . . . . . . . . . . . . . . . . .          (507)           (838)            (664)
   Dividend on preferred stock--contra equity   . . . . . . .           -0-          (1,243)          (1,243)
                                                                    -------         -------           ------
     Equity in (income) losses of affiliates  . . . . . . . .       $(1,561)        $(3,829)          $5,173
                                                                    =======         =======           ======
         Accumulated equity in losses of affiliates comprises:



                                                                                       December 31,
                                                                                 -------------------------
                                                                                   1996            1995
                                                                                 ---------        --------
                                                                                 (Dollars in thousands)
Cumulative adjusted losses  . . . . . . . . . . . . . . . . . . . . . . . .       $18,363         $19,417
Amounts advanced by and other amounts due to the Company from
  TCO Holdings, Inc. and its subsidiaries . . . . . . . . . . . . . . . . .        15,343          16,702
                                                                                  -------         -------
   Accumulated equity in losses of affiliates   . . . . . . . . . . . . . .       $ 3,020         $ 2,715
                                                                                  =======         =======

12 -- COLLATERAL LOAN - CONTRA EQUITY

         In December 1989 and February 1990, the Syndicate made separate investments totalling $15 million in the preferred stock of Concord General Corporation ("Concord"), a privately held insurance holding company located in Concord, California. Simultaneously with the issuance of the Concord preferred stock, a subsidiary of Concord made a similar investment of $15 million in the preferred stock of a predecessor of Exstar which then owned the Syndicate ("Old Exstar"). The Concord preferred stock and the Old Exstar preferred stock had similar rights, preferences and dividend rates. In 1991, $4 million of the Concord preferred stock held by the Syndicate was redeemed, and $4.25 million of the Old Exstar preferred stock held by the Concord affiliate was redeemed.

         As part of the restructuring of the Company's holding company in connection with the Company's initial public offering in December 1992 ("Company IPO"), the Concord affiliate agreed to exchange its remaining Old Exstar preferred stock for similar preferred stock issued by TCO Holdings. Subsequently, effective in December 1993, the Company entered into an agreement exchanging the Concord preferred stock for preferred stock of JBW & Co., Inc., a Concord affiliate ("JBW & Co."). The JBW & Co. preferred stock had the same stated value, rights, preferences and dividend rate as the previous Concord preferred stock, and additionally the Syndicate obtained the right to convert the JBW & Co. preferred stock into secured debt.

         During 1994, the Company determined that, due to the economic interdependence of the Company and Concord attributable to the outstanding preferred stock held by each organization, Old Exstar's use of the proceeds of the preferred stock and the ongoing relationships among Exstar, TCO, Concord and JBW & Co., the preferred stock transactions were more in the nature of capital transactions than investment transactions. Therefore, the Company determined that it should change the accounting treatment for the JBW & Co. preferred stock. Specifically, the Company established a "contra-equity" account in the amount of the stated value of the JBW &

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Co. preferred stock, accounting for it in a manner similar to the accounting for an unpaid capital subscription note receivable, thereby reducing the Company's stockholders' equity by the full $11 million stated value of the preferred stock. Although the dividends received on the preferred stock have been reclassified in the income statement to equity in gains and losses of affiliates, the reclassification of the preferred stock has had no effect on net income.

         Effective December 31, 1995, the Company converted the JBW & Co. preferred stock to a promissory note which, however, does not change the investment's contra-equity treatment. As a result, the Company currently holds a collateralized loan receivable in the principal amount of $12.3 million due from JBW & Co. ("JBW & Co. Loan"). The JBW & Co. Loan is collateralized by a pledge by Concord of 81% of the outstanding capital stock of Classic Fire and Marine Insurance Company ("Classic"), an Indiana insurance company affiliated with JBW & Co. and Concord. Classic's unaudited policyholders' surplus at December 31, 1996, was reported at $12.2 million.

         Notwithstanding the current accounting treatment for the investment, the Company has determined that, in the event the economic interdependence of Concord and the Company were eliminated (e.g. through the redemption or sale of either the TCO Holdings preferred stock or the JBW & Co. Loan for cash or other assets whose realization is not ultimately dependent upon Exstar, Concord or an affiliate of either), the Company's stockholders' equity would increase by an amount which is dependent on, among other things, the consideration received. See also Note 16.


13 -- REINSURANCE

         To limit its exposure on large risks and increase capacity, the Company historically entered into certain reinsurance transactions that ceded a portion of risks underwritten to other insurance companies. In the event that any or all of the reinsurers were unable to meet their obligations, the Company would then be liable for such defaulted amounts. All reinsurance payable to the Company is due from Underwriters at Lloyd's, London or companies rated at least A- by Best. At December 31, 1996 the largest single amount recoverable for paid and unpaid losses was $24.4 million from Signet Star Reinsurance Company, an insurer with a Best rating of A at December 31, 1996.

         Although the Company does not write material amounts of business in the property insurance lines, which are lines that tend to be most susceptible to catastrophes, the Company does periodically consider the possibility of its exposure to unusually large or catastrophic events. Management believes the likelihood to be remote that such an event would occur and the Company's reinsurers would fail to meet their obligations with respect to such an event in any material way. With respect to the overall exposure of the Company's reinsurers to catastrophic risk, management monitors the financial condition of such reinsurers generally while relying on rating agencies, including Best, to assess its reinsurers' vulnerabilities to such risk.

         Reinsurance for the Company's specialized liability business through December 31, 1996, is provided by six treaties. The first provides coverage for 1991 and 1992 by Signet Star Reinsurance Company for losses incurred in excess of $1.0 million per insured, per loss up to a maximum of $2.0 million per insured, per loss, plus pro rata loss adjustment expenses. The second provides coverage for 1993, and the third provides coverage from January through September 1994, for losses incurred in excess of $1.0 million per insured, per loss up to a maximum of $2.0 million per insured, per loss, plus pro rata loss adjustment expenses, by Signet Star Reinsurance Company and Security Reinsurance Company. The fourth provides coverage from October 1, 1994, through December 31, 1995, for losses incurred in excess of $500,000 per insured, per loss up to a maximum of $2.0 million per insured, per loss, plus pro rata loss adjustment expenses by Signet Star Reinsurance Company and Security Reinsurance Company. The fifth cedes 50% of the first $500,000 of losses incurred per insured per loss, plus loss adjustment expenses, for losses occurring under (i) policies issued on or after April 1, 1995 and (ii) policies issued prior to April 1, 1995, for the unexpired portion thereof, by Signet Star Reinsurance Company and Reliance Insurance Company. The sixth provides coverage from January through December, 1996, for losses incurred in excess of

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$500,000 per insured, per loss up to a maximum of $2.0 million per insured, per loss, plus pro rata loss adjustment expenses, by Underwriters Reinsurance Company.

         Reinsurance for the Company's architects and engineers professional liability business through 1995 is provided by treaties principally with Underwriters at Lloyd's, London. Treaties effective January 1, 1988, through December 31, 1993 and for 1995 provide coverage for losses incurred, including loss adjustment expenses, in excess of $250,000 per insured, per loss up to a maximum of $2.0 million per insured, per loss. The treaty for 1994 provides coverage for losses incurred, including loss adjustment expenses, in excess of $250,000 per insured, per loss up to a maximum of $1.0 million per insured, per loss. Reinsurance for the Company s architects and engineers business in 1996 is provided under the specialized liability treaty described above with Underwriters Reinsurance Company.

         The Company's ocean marine business is reinsured through a series of annual treaties principally provided by Underwriters at Lloyd's, London. The current series of treaties expired February 28, 1997, and provided coverage for losses incurred, including loss adjustment expenses, in excess of $250,000 per insured, per loss, generally up to a maximum of $1.0 million per insured, per loss, up to a maximum aggregate limit of liability (excluding reinstatements) of $10.0 million. The expiring treaties have been extended to July, 1997 to provide run off coverage up to a maximum of $2.0 million per insured, per loss. Treaties for prior annual periods provide similar coverages, but with reduced maximum aggregate limits of liability.

         The Syndicate and Alpine provided letters of credit which are fully collateralized by cash and cash equivalents, fixed maturities and short-term investments in connection with assumed reinsurance agreements totaling $7,992,000, $8,746,000 and $8,839,000 at December 31, 1996, 1995 and 1994,
respectively.

         The following table reflects the effects of reinsurance on the Company's premiums:

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                     1996            1995             1994
                                                                   --------        ---------         -------
                                                                         (DOLLARS IN THOUSANDS)
Earned premium:
  Direct  . . . . . . . . . . . . . . . . . . . . . . . . . .       $40,058         $64,090          $56,402
  Ceded . . . . . . . . . . . . . . . . . . . . . . . . . . .       (19,282)        (25,966)          (5,203)
  Assumed . . . . . . . . . . . . . . . . . . . . . . . . . .           234           1,025            1,314
                                                                   --------        --------          -------
  Net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $21,010         $39,149          $52,513
                                                                   ========        ========          =======

Written premium:
  Direct  . . . . . . . . . . . . . . . . . . . . . . . . . .       $14,177         $63,281          $59,597
  Ceded . . . . . . . . . . . . . . . . . . . . . . . . . . .        (5,563)        (36,102)          (7,378)
  Assumed . . . . . . . . . . . . . . . . . . . . . . . . . .           196           1,006            1,313
                                                                   --------        --------          -------
  Net . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $8,810         $28,185          $53,532
                                                                   ========        ========          =======


         Included in Statements of Operations as part of policy acquisition costs amortized were ceded commission income of $6,670,000, $11,424,000 and $5,315,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 -- STOCK OPTION PLAN

         Exstar has adopted a stock incentive plan to enable officers, directors, key employees, and independent contractors of Exstar, its subsidiaries and its affiliates to participate in Exstar's future and enable Exstar to attract and retain these persons by offering them a proprietary interest in Exstar. The plan provides for the issuance of up to 400,000 shares pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock, deferred stock, or combinations thereof.

         No stock options, stock appreciation rights, restricted stock, or deferred stock have been granted under the Plan.

15 -- RELATED PARTIES

         The following are in addition to other transactions described elsewhere in the Notes.

         In June 1995, TCO acquired from its sole stockholder a five acre parcel of real estate in satisfaction of amounts advanced to the stockholder during the second quarter of 1995. The purchase price, $285,000, was equal to the sellers basis in the property. The appraised value of the parcel as of the date of transfer was $325,000.

         During July 1995, the Company acquired from its majority stockholder 8 parcels ranging in size from 20 to 28 acres for which the off-site improvements had been completed. The property was acquired subject to a first trust deed to an unrelated financial institution in the amount of $595,000. Also during July 1995, the Company acquired from the majority stockholder an 8 acre residential property with a house and other improvements. This property was acquired subject to existing indebtednesses of $1,126,000 and $644,000 to unrelated financial institutions, secured by first and second trust deeds, respectively. The purchase prices, as approved by the disinterested members of the Company's board of directors, were equal to the stockholder's costs in the properties, which were $1,114,000 in the case of the 8 parcels (compared to an appraised value as of the date of transfer of $1,045,000) and $2,125,000 in the case of the residential property (compared to an appraised value as of the date of transfer of $2.8 million). If the properties are sold for less than the Company s costs, the stockholder has agreed to reimburse the Company for the differences. If the properties are sold at amounts less than their appraised values as of the dates they were acquired by the Company but more than their costs, any excess of proceeds (less costs to carry and sell the properties) over their costs will be paid to the stockholder. If the properties are sold for more than their appraised values as of the dates they were acquired by the Company, the excess over appraised values will be shared between the Company and the stockholder. During 1996, the Company sold six of the eight parcels for net proceeds of $623,000. As of December 31, 1996, the majority stockholder would have a liability to the Company of $213,000 based on such sales, though his ultimate liability, if any, will not be determined or payable until all of the properties have been sold. At December 31, 1996 the appraised values of the remaining parcels and the eight acre residential property totaled $2.7 million. These properties are included in real estate held for sale. Effective July 1995 the Company leased the 8 acre residential property to the majority stockholder, which lease was terminated effective June 30, 1996. Rental income with respect to the 8-acre residential property from the majority stockholder included in the income statements for the years ended December 31, 1996 and 1995 was $42,000 in each year. The rent for 1996 was settled through accruing an amount due from TCO, and TCO's adding the accrued amount to the majority stockholder's loan. The 1995 rent was treated as income to the majority stockholder with the Company recording compensation expense offset by rental income. Effective July 1996, the Company leased a different residential property included in real estate held for sale to the majority stockholder. Rental income from the majority stockholder on this property included in the income statement for the year ended December 31, 1996 was approximately $19,000 which amount was paid in cash by the majority stockholder.

         Pursuant to the respective management agreements between the Syndicate and TCO and Alpine and TCO, commissions and fees, including profit sharing, credited by the Syndicate and Alpine to TCO totaled $5,582,000, $24,672,000 and $18,956,000 in 1996, 1995 and 1994, respectively. The management agreements were terminated in 1996.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In connection with terminating the management agreements between Alpine and TCO and the Syndicate and TCO, most of the remaining TCO employees (other than Claims Control employees) became employees of Alpine. Consequently, the Company became directly responsible for the payment of all salaries and benefits related to such employees. The claims handling staff became employees of Claims Control effective January 1, 1996. Claims Control is reimbursed by Alpine for the salary and benefit costs related to such employees.

         In addition to performing services directly for the Company, the majority of the Company's employees are performing services for Transre and Exstar E&S Insurance Services ("E&S"), an insurance broker owned directly by Exstar's majority shareholder, in connection with a Limited Agency Agreement ("Limited Agency Agreement") with United Capitol Insurance Company ("UCIC"). In accordance with a plan filed by Alpine with and approved by the Illinois DOI in connection with its review of Alpine, the salaries and benefit costs associated with these employees, as well as general and administrative costs (including rent, utilities, insurance costs and licensing fees), are currently being allocated among Alpine, Transre and E&S. The allocations are based on management s estimates of the relative amounts of employee time and Company resources devoted to the operations. The total amount reimbursed by Transre and E&S to the Company during 1996 was $1.2 million.

         The Company has consented to TCO's use of certain of TCO's assets and cash flows, that the Company otherwise might have attempted to claim for itself, to satisfy obligations to third parties, including tax obligations, obligations to an unaffiliated insurance company and obligations owed to the holder of the TCO Holdings preferred stock (see Notes 12 and 16), and obligations under an office lease to which TCO is subject. It is anticipated that such obligations will be satisfied, in whole or in part, from (i) a portion of any profits realized by Transre or E&S from their producing insurance for UCIC pursuant to the Quota Share Arrangement (as defined below), (ii) a commission of approximately three to four percent paid to TCO Holdings in connection with the Quota Share Arrangement (as defined below), and (iii) Exstar Common Stock owned by TCO. Exstar s majority stockholder may have contingent liability with respect to certain of these obligations, and consequently may benefit from their satisfaction through the use of such assets and cash flows.

         During 1987, the Syndicate and Alpine issued a policy to provide stop-loss coverage on business written by an unaffiliated insurer and produced by TCO. As consideration, the Syndicate and Alpine are entitled to 2.5% of the unaffiliated insurer s written premium on the business. Total written premium subject to the stop-loss coverage was $345,000, $1,320,000 and $2,253,000 in 1996, 1995 and 1994, respectively. Both the Syndicate and Alpine have furnished the unaffiliated insurer with letters of credit fully collateralized by fixed maturity investments, certificates of deposit and other short-term investments in the amount of $7,900,000 as of December 31, 1996, 1995 and 1994 to provide security for their and TCO's performance in connection with this arrangement. Since July 1, 1992, as consideration for the letters of credit provided by the Syndicate and Alpine, Exstar has been receiving the interest earned on funds on deposit with the unaffiliated insurance company. As additional consideration, TCO has assigned to Exstar any contingent amounts from the unaffiliated insurance company up to $1,000,000 per year. Exstar did not receive any amounts under this arrangement in 1996 or 1995. Exstar received $1,300,000 in 1994 under this arrangement.

         The Company owns two office buildings in Solvang, California. The Company, until June 1996, leased the two office buildings to TCO. The rental income from TCO included in the statements of operations for the years ended December 31, 1996, 1995, and 1994 was $228,000, $584,000 and $577,000,
respectively.

         Effective June 1996, Transre and E&S entered into a Limited Agency Agreement with an underwriting manager which is a wholly-owned subsidiary of an insurer not affiliated with the Company, UCIC, pursuant to which Transre and E&S produce for UCIC business of the type previously produced for the Company by TCO. UCIC is a Wisconsin domiciled insurance company. In lieu of issuing direct insurance, effective April 1, 1997, Alpine entered into a casualty quota share reinsurance agreement ("Quota Share Arrangement") with UCIC pursuant to which Alpine assumes a portion of the business placed with UCIC by Transre and E&S.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In connection with the Quota Share Arrangement, Alpine has agreed to pay UCIC a ceding commission of 30% of the premium assumed by Alpine. This ceding commission is to compensate UCIC for expenses incurred by UCIC generally in obtaining the insurance which is subject to the Quota Share Arrangement. UCIC pays Transre and E&S a fee of 27.5% of the premium produced by them pursuant to the Limited Agency Agreement.

         During the second quarter 1995, the Company negotiated the settlement of certain amounts due from a minority shareholder of an affiliate related to a real estate development mortgage loan. Through the settlement, the Company obtained a five year note from the minority shareholder in the amount of $45,000 which approximated the book value of the mortgage loan after a previously established reserve for estimated loan losses. Additionally, the Company realized a loss for interest previously accrued. Principal and interest forgiven totaled approximately $55,000.

         The Syndicate entered into an underwriting management agreement with Camelback Reinsurance Underwriters, Inc. ("Camelback"), to assume premiums on various treaties for which Camelback was the underwriting manager. Camelback, an Arizona corporation majority owned by TCO Holdings, is a reinsurance underwriting manager from which the Company historically assumed business. The Syndicate's total premiums assumed pursuant to those treaties were $147,000, $1,150,000 and $1,257,000 in 1996, 1995 and 1994, respectively.

         The Syndicate and Alpine derived premiums on insurance produced for them by Trinity E&S Insurance Services ("Trinity"). Trinity, a California corporation majority owned by TCO Holdings, is a surplus lines brokerage company which historically produced business for the Company. The gross premiums derived by the Syndicate and Alpine from Trinity were $1,575,000, $5,726,000 and $4,452,000 in 1996, 1995 and 1994, respectively.

         During 1991, the Company made construction loans to Trinity for construction of a new office building. The outstanding loan balances at December 31, 1996 and 1995, were $1,096,000 and $1,105,000, respectively.


16 -- CONTINGENCIES AND COMMITMENTS

         TCO has incurred significant losses over the past several years in the performance of services on behalf of the Company, and has had to rely on the Company for the funding of a significant portion of these losses. As a result, TCO is currently indebted to the Company for $15.3 million (including $4.6 million due to the Company pursuant to the Loan Agreement and $9.7 million due to Alpine as certain unpaid balances with respect to insurance premiums unpaid by TCO), and has significant additional debts and obligations to unrelated third parties. TCO currently has a negative net worth of approximately $30 million. Management, consequently, believes that TCO will be unable to repay the majority of this indebtedness to the Company or the other creditors of TCO. The foregoing amounts due from TCO are not reflected as assets of the Company at December 31, 1996, and the nonpayment of such amounts would have no impact on the Company's net income or stockholders' equity.

         In view of uncertainty surrounding the Company s ability to realize value with respect to the JBW & Co. Loan and the collateral pledged to secure it, the Company has entered into negotiations with JBW & Co. and various insurance regulatory authorities with jurisdiction over the parties and has reached a tentative overall settlement of issues surrounding the JBW & Co. Loan and the TCO Holdings preferred stock. As currently contemplated, the settlement would involve a transfer to the Company of a mortgage note in the principal amount of approximately $2 million (or proceeds thereof) in full satisfaction of the JBW & Co. Loan. The mortgage note would be secured by real estate with an appraised value at September 1, 1996 of $9.0 million.

         Concurrently with the foregoing transaction, TCO Holdings would convert the TCO Holdings preferred stock into a TCO Holdings promissory note in the principal amount of $2.5 million, with four percent annual interest on the principal balance outstanding, payable solely from commissions received by TCO Holdings in

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

connection with the Quota Share Arrangement. See Note 15. A letter of intent with respect to the foregoing settlement has been entered into by the parties. The settlement, however, is contingent upon the execution of formal agreements by the parties and final approval of the agreements by the applicable insurance regulatory authorities.

         TCO leases office space in Chicago, Illinois. TCO is currently in default under the lease, and the lessor has made a demand for payment. Liabilities relating to this lease have been accrued on the Company's books in the amount of $260,000 and on TCO's books in the amount of $1.1 million.

         Exstar's insurance subsidiaries are involved in various pending or threatened legal proceedings arising from the normal course of the insurance business. In some instances, these proceedings include claims for relief in unspecified amounts in addition to amounts for alleged extra-contractual liability or requests for equitable relief. Management believes these proceedings ultimately will be resolved without materially affecting the consolidated financial position of the Company.


17 -- SUBSEQUENT EVENTS

         In July 1995, the Company filed a lawsuit against its former independent auditors, Coopers & Lybrand, L.L.P. ("C&L"), for damages arising out of advice and services rendered to the Company. In January 1997, the Company and C&L entered into a settlement agreement relating to this lawsuit. The cash relating to this settlement was received by the Company in February 1997. After the payment of legal fees and other fees and costs associated with the lawsuit and settlement (including $664,000 of such fees and costs expensed in 1996), Exstar expects an increase in its 1997 pre-tax income and stockholders' equity of approximately $3 million from this settlement agreement.

                                  SCHEDULE II
          CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT ONLY)

                   EXSTAR FINANCIAL CORPORATION (PARENT ONLY)
                            CONDENSED BALANCE SHEETS

                                                                                         December 31,
                                                                                   ---------------------------
                                                                                      1996             1995
                                                                                   ----------        --------
                                                                                    (Dollars in thousands,
                                                                                    except per share data)

ASSETS:
Investments:
   Mortgage loans--affiliated                                                     $      689        $     103
   Mortgage loans--unaffiliated                                                          -0-              321
   Real estate held for sale                                                           3,441            2,966
   Cash and cash equivalents--unrestricted                                                95              -0-
                                                                                  ----------        ---------
    Total investments                                                                  4,225            3,390

Investment in and advances to subsidiaries                                            11,301           11,841
Other assets                                                                           2,671            1,370
                                                                                  ----------        ---------
   Total assets                                                                   $   18,197        $  16,601
                                                                                  ==========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
  Current income taxes and other liabilities                                      $    1,063        $     674
  Notes payable                                                                        1,588            2,017
  Accumulated equity in losses of affiliates                                           3,020            2,715
                                                                                  ----------        ---------
   Total liabilities                                                                   5,671            5,406
                                                                                  ----------        ---------

  Common stock, $.01 par value, 30,000,000 shares authorized; issued and
    outstanding:  1996 and 1995, 5,497,500 shares                                         55               55

  Paid in capital                                                                     26,865           26,865
  Net unrealized investment (losses) gains                                               (68)             101
  Preferred stock investment--contra equity                                          (12,314)         (12,314)

  Retained deficit                                                                    (2,012)          (3,512)
                                                                                  ----------        ---------
   Total equity                                                                       12,526           11,195
                                                                                  ----------        ---------
   Total liabilities and stockholders' equity                                     $   18,197        $  16,601
                                                                                  ==========        =========

          CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT ONLY)

                   EXSTAR FINANCIAL CORPORATION (PARENT ONLY)
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                                       For the years ended December 31,
                                                                                      ----------------------------------
                                                                                        1996         1995         1994
                                                                                      --------     --------     --------

                                                                                             (Dollars in thousands,
                                                                                             except per share data)

                 Revenue:
                   Net investment income--unaffiliated                                $     12     $     16     $     86
                   Net investment income--affiliated                                       333          451           47

                   Net realized investment (losses) gains                                 (526)         272          (74)
                   Other income                                                            143          317        1,326
                                                                                      --------     --------     --------
                    Total (loss) revenue                                                   (38)       1,056        1,385
                                                                                      --------     --------     --------


                 Expenses:
                   Other expenses                                                        3,202        4,233        2,046

                   Interest expense                                                        123          131           40
                                                                                      --------     --------     --------
                    Total expenses                                                       3,325        4,364        2,086
                                                                                      --------     --------     --------


                 Loss before federal income taxes, equity in net income of
                    subsidiaries and equity in net income (losses) of
                    affiliates                                                          (3,363)      (3,308)        (701)
                 Federal income tax (benefit) expense                                   (1,715)       5,057         (196)
                 Equity in net income of subsidiaries                                    1,587        9,266        3,204
                 Equity in net income (losses) of affiliates                             1,561        3,829       (5,173)
                                                                                      --------     --------     --------

                 Net income (loss)                                                    $  1,500     $  4,730     $ (2,474)
                                                                                      ========     ========     ========
                 Net income (loss) per common share                                   $   0.27     $   0.86     $  (0.45)
                                                                                      ========     ========     ========
                 Shares used in computation of net income (loss)
                   per common share (in thousands)                                       5,498        5,498        5,498
                                                                                      ========     ========     ========


          CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT ONLY)

                   EXSTAR FINANCIAL CORPORATION (PARENT ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------
                                                                           1996           1995        1994
                                                                          -------       --------    --------
Increase (Decrease) in Unrestricted Cash and Cash Equivalents:                 (Dollars in thousands)

Cash flows (applied to) provided by operating activities:
  Investment income received--affiliated                                  $   324       $  548      $   144
  Investment income received--unaffiliated                                    -0-          -0-            6
  Other income                                                                143          317        1,326
  Interest paid                                                              (123)        (131)         (40)
  Other expenses paid                                                      (2,696)      (3,863)      (1,898)
  Taxes recovered (paid)                                                      500         (500)       1,556
                                                                          -------       --------    --------
  Net cash (applied to) provided by operating activities                   (1,852)      (3,629)       1,094
                                                                          -------       --------    --------

Cash flows (applied to) provided by investing activities:
  Purchase of property, equipment and real estate                             (18)      (2,243)        (139)
  Proceeds from sale of property, equipment and real estate                   -0-          -0-           35
  Short-term investments, net                                                 -0-          -0-          461
  Mortgage loans funded--affiliated                                          (265)          (2)         (66)
  Repayments of mortgage loans--affiliated                                    -0-          -0-            2
                                                                          -------       --------    --------
  Net cash (applied to) provided by investing activities                     (283)      (2,245)         293
                                                                          -------       --------    --------
Cash flows provided by (applied to) financing activities
  Issuance of notes payable                                                   -0-        2,011          -0-

  Repayment of notes payable                                                 (430)         -0-         (539)
  Transfers from (to) affiliates                                            2,563        2,999         (787)
  Other                                                                        97          (69)         (49)
                                                                          -------       --------    --------
  Net cash provided by (applied to) financing activities                    2,230        4,941       (1,375)
                                                                          -------       --------    --------

Net increase (decrease) in unrestricted cash and cash equivalents              95         (933)          12
Unrestricted cash and cash equivalents at beginning of year                   -0-          933          921
                                                                          -------       --------    --------
Unrestricted cash and cash equivalents at end of year                     $    95       $   -0-     $   933
                                                                          =======       ========    ========

          CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT ONLY)

                   EXSTAR FINANCIAL CORPORATION (PARENT ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 1996           1995           1994
                                                              ----------      ---------       --------
                                                                       (DOLLARS IN THOUSANDS)
Reconciliation of Net Income (Loss) to Net Cash (Applied
to) Provided by Operating Activities:

Cash Flows (applied to) provided by operating activities:

Net income (loss)                                               $  1,500       $  4,730      $  (2,474)
Net realized investment losses (gains)                               526           (272)            74
Non-cash charges (credits) included in net income:
 Amortization and depreciation                                       122            123            106
 Equity in net income of subsidiaries                             (3,027)        (2,732)        (3,204)
 Equity in net (income) losses of affiliates                      (1,561)        (3,829)         5,173

Change in:

 Accrued investment income--affiliated                               (21)            81             97
 Accrued investment income--unaffiliated                             -0-            -0-            (80)
 Prepaid expenses                                                    278            (84)           217
 Accrued expenses                                                    106            331           (175)
 Federal income taxes payable                                        225         (1,977)         1,360
                                                              ----------      ---------       --------
Net cash (applied to) provided by operating activities        $   (1,852)     $  (3,629)      $  1,094
                                                              ==========      =========       ========

                                  SCHEDULE IV

                          EXSTAR FINANCIAL CORPORATION
                                  REINSURANCE
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                             (DOLLARS IN THOUSANDS)


---------------------------------------------------------------------------------------------------------------
         Column A          Column B         Column C            Column D         Column E        Column E
---------------------------------------------------------------------------------------------------------------
                                                                                              Percentage of
                                            Ceded to       Assumed from other                 amount assumed
                         Gross amount    other companies        companies       Net amount        to net
===============================================================================================================
 1996
 ----
 Accident and
 health insurance               2,171            1,722                                 449                 0%

 Property and
 liability insurance           37,887           17,560                 234          20,561               1.1%
---------------------------------------------------------------------------------------------------------------
 Total Premiums                40,058           19,282                 234          21,010               1.1%
---------------------------------------------------------------------------------------------------------------
 1995
 ----
 Accident and
 health insurance               2,472            2,015                                 457                 0%

 Property and
 liability insurance           61,618           23,951               1,025          38,692               2.6%
---------------------------------------------------------------------------------------------------------------
 Total Premiums                64,090           25,966               1,025          39,149               2.6%
---------------------------------------------------------------------------------------------------------------
 1994
 ----
 Accident and
 health insurance                  28                                                   28                 0%

 Property and
 liability insurance           56,374            5,203               1,314          52,485               2.5%
---------------------------------------------------------------------------------------------------------------
 Total Premiums                56,402            5,203               1,314          52,513               2.5%
---------------------------------------------------------------------------------------------------------------

                                 SCHEDULE VI

                         EXSTAR FINANCIAL CORPORATION
                           SUPPLEMENTAL INFORMATION
              CONCERNING PROPERTY--CASUALTY INSURANCE OPERATIONS
                    AS OF AND FOR THE YEARS ENDED DECEMBER
                           31, 1996, 1995, AND 1994
                            (DOLLARS IN THOUSANDS)



    Column A      Column B   Column C    Column D     Column E  Column F   Column G     Column H
--------------------------------------------------------------------------------------------------
                                                                                       Claims and
                                                                                         Claim
                                                                                       Adjustment
                                                                                        Expenses
                                                                                        Incurred
                             Net Reserve                                               --------
                             for Unpaid                                                Related to
                   Deferred  Claims and   Discount                                     ----------
                   Policy      Claim      if any        Net        Net       Net     (1)       (2)
 Affirmations  Acquisition Adjustment  Deducted in   Unearned   Earned   Investment Current Prior
with Registrant   Costs     Expenses    Column C     Premiums  Premiums    Income    Year   Years
--------------------------------------------------------------------------------------------------
 Consolidated
   property
   casualty
   entities
Dec. 31, 1996        307    53,006        -0-            979   21,010     4,030    12,971     (282)

Dec. 31, 1995      4,513    68,820        -0-         13,178   39,149     4,913    23,545   (7,874)
Dec. 31, 1994      7,331    81,197        -0-         24,141   52,513     3,933    32,058      792
--------------------------------------------------------------------------------------------------


     Column I       Column J     Column K
------------------------------------------
   Amortization      Net Paid
    of Deferred     Claims and
      Policy          Claim         Net
   Acquisition      Adjustment   Premiums
      Costs         Expenses      Written
------------------------------------------


     5,119           28,502        8,810

    11,655           28,049       28,185
    15,800           19,819       53,532
------------------------------------------


                                 EXHIBIT INDEX

Exhibit
Number

10.71 Upper Layer Employers Excess Indemnity Cover Note No. 94-200 effective August 1, 1994, issued by Combined Intermediaries of America, Inc. to Transco Syndicate, Inc. and Alpine Insurance Company.
10.72 Upper Layer Employers Excess Indemnity Cover Note No. 94-201 effective August 1, 1994, issued by Combined Intermediaries of America, Inc. to Transco Syndicate, Inc. and Alpine Insurance Company.
10.73 Primary Employers Indemnity Cover Note No. 94-202 effective August 1, 1994, issued by Combined Intermediaries of America, Inc. to Transco Syndicate, Inc. and Alpine Insurance Company.
10.74 Reinsurance Confirmation of Casualty Excess of Loss Reinsurance Agreement effective May 1, 1995 between Alpine Insurance Company, TCO Insurance Services, Inc. and Trinity MGA Insurance Services, Inc.
10.75 Reinsurance Cover Note No. 95/0640/IL effective January 1, 1995 issued by Carvill America to Alpine Insurance Company.
10.76 Commutation Agreement and Release between Transco Syndicate #1, Ltd., Alpine Insurance Company and ReCapital Reinsurance Corporation effective April 15, 1995.
10.77 Secured Promissory Note dated December 31, 1995 by JBW & Co., Inc., Concord General Corporation and Jeffery Beresford-Wood.
10.78 Pledge Agreement dated December 31, 1995 by and between Transco Syndicate #1 Ltd. and JBW & Co., Inc., Concord General Corporation and Jeffery W. Beresford-Wood.
10.79 First Excess of Loss Cover Note No. SF961000 effective January 1, 1996 issued by Intere Intermediaries to Alpine Insurance Company and Transco Syndicate #1.
10.80 Second Casualty Excess of Loss Cover Note No. SF961001 effective January 1, 1996 issued by Intere Intermediaries to Alpine Insurance Company, Transco Syndicate #1.
10.81 Endorsement No. 1 to Marine Account Excess of Loss Reinsurance Cover Note (Treaty No. MA960269) issued by Minet Re North America to Transco Syndicate No. 1 and/or Alpine Insurance Co. effective March 1, 1996.
10.82 Endorsement No. 1 to Marine Account Excess of Loss Reinsurance Cover Note (Treaty No. MA960270) issued by Minet Re North America to Transco Syndicate No. 1 and/or Alpine Insurance Co. effective March 1, 1996.
10.83 Endorsement No. 1 to Marine Account Excess of Loss Reinsurance Cover Note (Treaty No. MA960406) issued by Minet Re North America to Transco Syndicate No. 1 and/or Alpine Insurance Co. effective March 1, 1996.
10.84 Endorsement No. 1 to Marine Account Excess of Loss Reinsurance Cover Note (Treaty No. MA960475) issued by Minet Re North America to Transco Syndicate No. 1 and/or Alpine Insurance Co. effective March 1, 1996.
10.85 Endorsement No. 2 to Marine Excess of Loss Reinsurance Cover Note (Treaty No. MA962045) issued by Minet Re North America, Inc. to Transco Syndicate No. 1 and/or Alpine Insurance Co. effective March 1, 1996.
10.86 Marine Excess of Loss Reinsurance Cover Note No. MA962045 issued by Minet Re North America, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance Company effective March 1, 1996.
10.87 Marine Excess of Loss Reinsurance Cover Note No. MA960475 issued by Minet Re North America, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance Company effective March 1, 1996.
10.88 Marine Excess of Loss Reinsurance Cover Note No. MA960406 issued by Minet Re North America, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance Company effective March 1, 1996.
10.89 Marine Excess of Loss Reinsurance Cover Note No. MA960269 issued by Minet Re North America, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance Company effective March 1, 1996.
10.90 Marine Excess of Loss Reinsurance Cover Note No. MA960270 issued by Minet Re North America, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance Company effective March 1, 1996.
10.91 Casualty Quota Share Cover Note No. CH 0333-95 issued by Alexander Reinsurance Intermediaries, Inc. to Transco Syndicate #1, Ltd, Alpine Insurance Company effective April 1, 1995.
10.92 Investment Advisory Agreement dated May 21, 1996 by and between Asset Allocation & Management Company, L.L.C. and Alpine Insurance Company.

10.93 Claim Service Agreement dated June 15, 1996 by and between Claims Control Corporation and United Capitol Insurance Company.
10.94 Termination Endorsement effective July 1, 1996 to Management and Servicing Agreement, as amended and with an original effective date of December 31, 1993 between Alpine Insurance Company and TCO Insurance Services, Inc.
10.95  Termination Endorsement effective December 31, 1996 to
       Management and Servicing Agreement, as amended and with an original effective date of July 1, 1993 between Transco Syndicate #1, Ltd. and TCO Insurance Services, Inc.
10.96 Lease dated September 18, 1996 by and between Transco Syndicate #1 Ltd. and Channel Islands YMCA.
10.97  Limited Agency Agreement by and between Olympic Underwriting
       Managers, Inc., Transre Insurance Services and Exstar E&S Insurance Services effective June 24, 1996.
10.9 Consulting Agreement between Alpine Insurance Company and Craig Rice dated October 10, 1996.
10.99 Withdrawal Agreement effective December 31, 1996 between Illinois Insurance Exchange, Illinois Insurance Exchange Immediate Access Security Association, Illinois Insurance Exchange Guaranty Fund, Inc., Transco Syndicate #1 Ltd. and Alpine Insurance Company.
10.100 Commutation Agreement and Release between Alpine Insurance Company and Transco Syndicate #1 Ltd. effective December 31, 1996.
10.101 Assignment and Assumption Agreement between Alpine Insurance Company and Transco Syndicate #1 Ltd. dated December 31, 1996.
10.102 Trust Agreement dated January 9, 1997 between Alpine Insurance Company and LaSalle National Bank.
10.103 Casualty Quota Share Slip between United Capitol Insurance Company and Alpine Insurance Company dated March 27, 1997.