Form 10-K/A
period 1996-12-31
EXSTAR FINANCIAL CORP
filed 1997-04-30
CIK 893963

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

                                   5,497,500



*/ July 17, 1996 was the last day the Common Stock was traded on the Nasdaq National Market before it was delisted on July 18, 1996.

                                    PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
    (a)  3.     The following exhibits are filed with this Report or
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


     Exhibit
     Number
  -----------
          *10.21    Amendment No. 3, dated as of April 22, 1991, to the Stock Purchase Agreement dated as of
                    December 28, 1989, by and among Jeffery W. Beresford-Wood, Concord General Corporation,
                    First Horizon Insurance Company, Peter J. O'Shaughnessy, Registrant and Transco
                    Syndicate #1, Ltd.
          *10.22    Letter Agreement, dated August 26, 1992, between Registrant and Concord General
                    Corporation, regarding certain transactions in connection with the Registrant's
                    Company's public offering.
          *10.23    Tax Allocation Agreement, dated January 1, 1988, by and among Registrant and each of its then affiliates.
          *10.24    Supplemental Tax Agreement between Registrant and TCO Insurance Services, Inc.
         **10.25    Endorsement No. 3 Commuting Casualty Excess of Loss Reinsurance Agreement, effective
                    January 1, 1991, issued by Alexander Reinsurance Intermediaries, Inc. to Transco
                    Syndicate #1 Ltd. and/or Alpine Insurance Company.
         **10.26    Casualty Excess of Loss Cover Note, effective January 1, 1993, issued by Alexander
                    Reinsurance Intermediaries, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance
                    Company.
         **10.27    Semi-Automatic Facultative Casualty Excess of Loss Cover Note, effective January 1,
                    1993, issued by Alexander Reinsurance Intermediaries, Inc. to Transco Syndicate #1
                    and/or Alpine Insurance Company.
         **10.28    Casualty Excess of Loss Cover Note, effective January 1, 1991, issued by Alexander
                    Reinsurance Intermediaries, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance
                    Company.
         **10.29    Automatic Facultative Casualty Excess of Loss Cover Note, effective January 1, 1991, issued by Alexander Reinsurance Intermediaries, Inc. to Transco Syndicate #1 and/or
                    Alpine Insurance Company.
        ***10.30    Management and Underwriting Agency Agreement between Transco Syndicate #1, Ltd. and TCO
                    Insurance Services, Inc. dated June 29, 1993.
        ***10.31    Management Agreement between Alpine Insurance Company and TCO Insurance Services, Inc.
                    dated June 29, 1993.
        ***10.32    Servicing Agreement between TCO Insurance Services, Inc. and TCO Insurance Services
                    dated July 1, 1993.
        ***10.33    Servicing Agreement between TCO Insurance Services, Inc. and TCO Insurance Services
                    dated July 1, 1993.
       ****10.34    Management and Servicing Agreement between Alpine Insurance Company and TCO Insurance
                    Services, Inc. dated as of December 31, 1993.
       ****10.35    Agreement between Transco Syndicate #1 Ltd. and United National Insurance Company,
                    Diamond State Insurance Company and Hallmark Insurance Company, Inc. dated January 21,
                    1994.
       ****10.36    Commercial Real Property Lease by and between Transco Syndicate #1 Ltd. and TCO
                    Insurance Services dated January 1, 1994.
       ****10.37    Casualty Excess of Loss Cover Note, effective January 1, 1991, issued by Alexander
                    Reinsurance Intermediaries, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance
                    Company.
       ****10.38    Casualty Excess of Loss Cover Note, effective January 1, 1992, issued by Alexander
                    Reinsurance Intermediaries, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance
                    Company.
       ****10.39    Casualty Excess of Loss Cover Note, effective January 1, 1993, issued by Alexander
                    Reinsurance Intermediaries, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance
                    Company.


000

     Exhibit
     Number
   ----------
       ****10.40    Semi-Automatic Facultative Casualty Excess of Loss Agreement effective January 1, 1994, issued by Alexander Reinsurance Intermediaries, Inc. to Transco Syndicate #1 Ltd. and/or
                    Alpine Insurance Company.
       ****10.41    Marine Excess of Loss Cover Notes, effective February 1, 1993, issued by Intere
                    Intermediaries, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance Company and/or
                    Affiliated Companies of TCO Insurance Services, Inc.
       ****10.42    Loan Agreement among TCO Insurance Services, Inc., TCO Insurance Services, Exstar
                    Financial Corporation, Transco Syndicate #1 Ltd. and Alpine Insurance Company dated as of December 30, 1993.
       ****10.43    First Amended and Restated Loan Agreement among TCO Insurance Services, Inc., TCO
                    Insurance Services, Registrant, Transco Syndicate #1 Ltd. and Alpine Insurance Company
                    dated March 25, 1994.
       ****10.44    Guaranty of JBW & Co., Inc. to Registrant, Alpine Insurance Company and Transco
                    Syndicate #1 Ltd. dated December 30, 1993.
       ****10.45    Security Agreement between Registrant, Alpine Insurance Company and Transco Syndicate #1
                    Ltd. and JBW & Co., Inc. dated December 30, 1993.
       ****10.46    Guaranty of Jeffery W. Beresford-Wood to Registrant, Alpine Insurance Company and
                    Transco Syndicate #1 Ltd. dated December 30, 1993.
       ****10.47    Indemnification Agreement between Peter J. O'Shaughnessy, Jeffery W. Beresford-Wood and
                    JBW & Co., Inc. dated December 30, 1993.
       ****10.48    Revolving Credit Note in the amount of $1,494,380 issued by TCO Insurance Services, Inc.
                    to Registrant dated December 30, 1993.
       ****10.49    Revolving Credit Note in the amount of $5,005,620 issued by TCO Insurance Services, Inc.
                    to Transco Syndicate #1 Ltd. dated December 30, 1993.
       ****10.50    Secured Debt Conversion Agreement between Transco Syndicate #1 Ltd., Concord General
                    Corporation and JBW & Co., Inc. dated December 31, 1993.
       ****10.51    Exchange Agreement between Concord General Corporation and Transco Syndicate #1 Ltd.
                    dated March 25, 1994.
       ****10.52    Backup Pledge Agreement among TCO Insurance Services, Inc., Exstar Financial
                    Corporation, Transco Syndicate #1 Ltd. and Alpine Insurance Company dated as of
                    December 30, 1993.
      *****10.53    Letter Agreement between Scudder, Stevens & Clark, Inc. and Exstar Financial Corporation
                    dated as of March 1, 1994.
     ******10.54    Revolving Credit Note in the amount of $1,400,000 issued by TCO Insurance Services, Inc.
                    to Alpine Insurance Company dated May 1, 1994.
     ******10.55    Reformed First Amended and Restated Loan Agreement effective December 30, 1993, by and among TCO Insurance Services, Inc., TCO Insurance Services, Exstar Financial
                    Corporation, Transco Syndicate #1 Ltd., and Alpine Insurance Company dated June 30,
                    1994.
     ******10.56    Letter Agreement between Alpine Insurance Company and TCO Insurance Services, Inc. re:
                    Management and Servicing Agreement of December 31, 1993, Financial Investment Management
                    Fee dated July 1, 1994.
    *******10.57    Lease of 311 South Wacker Drive, Suite 500, Chicago, Illinois, effective August 8, 1990, between Wacker Drive Limited Partnership and TCO Insurance Services.
    *******10.58    First Amendment to Lease, effective September 1, 1993, between Wacker Drive Limited
                    Partnership and TCO Insurance Services, Inc.
    *******10.59    Executive Employment Agreement, effective September 1, 1994, between TCO Insurance
                    Services and Steven C. Shinn.


0

     Exhibit
     Number
   ----------
    *******10.60    Multiple Advance Note of April 1, 1992, in the principal face amount of $4,500,000 between TCO Insurance Services, Inc. as beneficiary and Peter J. O'Shaughnessy as debtor.
    *******10.61    Revolving Credit Note in the amount of $1,400,000 issued by TCO Insurance Services, Inc.
                    to the Company dated December 4, 1994.
    *******10.62    Revolving Credit Note in the amount of $1,500,000 issued by TCO Insurance Services, Inc.
                    to the Company dated December 21, 1994.
    *******10.63    Casualty Quota Share Reinsurance Agreement, effective July 1, 1994, between Alpine
                    Insurance Company and Transco Syndicate #1 Ltd.
    *******10.64    Casualty Excess of Loss Cover Note, effective January 1, 1994, issued by Carvill America to Alpine Insurance Company.
    *******10.65    Memorandum of Reinsurance, effective May 1, 1993, issued by Sedgwick Payne Co. to Alpine
                    Insurance Company.
    *******10.66    Semi-Automatic Facultative Casualty Excess of Loss Cover Note, effective January 1,
                    1994, issued by Alexander Reinsurance Intermediaries, Inc. to Transco Syndicate #1 Ltd.
                    and/or Alpine Insurance Company.
    *******10.67    Endorsement No. 2 to the Reinsurance Cover Note No. CH0323-94, effective September 30,
                    1994, issued by Alexander Reinsurance Intermediaries, Inc. to Transco Syndicate #1 Ltd.
                    and/or Alpine Insurance Company.
    *******10.68    Semi-Automatic Facultative Casualty First Excess of Loss Cover Note, effective
                    October 1, 1994, issued by Alexander Reinsurance Intermediaries, Inc. to Transco
                    Syndicate #1 Ltd and/or Alpine Insurance Company.
    *******10.69    Semi-Automatic Facultative Casualty Second Excess of Loss Cover Note, effective
                    October 1, 1994, issued by Alexander Reinsurance Intermediaries, Inc. to Transco
                    Syndicate #1 Ltd. and/or Alpine Insurance Company.
    *******10.70    Letter of TCO Insurance Services, Inc. to Alpine Insurance Company of September 29,
                    1994, re:  Management and Servicing Agreement of December 31, 1993, Financial Investment
                    Management Fee.
          +10.71    Upper Layer Employers Excess Indemnity Cover Note No. 94-200 effective August 1, 1994, issued by Combined Intermediaries of America, Inc. to Transco Syndicate, Inc. and Alpine
                    Insurance Company.
          +10.72    Upper Layer Employers Excess Indemnity Cover Note No. 94-201 effective August 1, 1994, issued by Combined Intermediaries of America, Inc. to Transco Syndicate, Inc. and Alpine
                    Insurance Company.
          +10.73    Primary Employers Indemnity Cover Note No. 94-202 effective August 1, 1994, issued by
                    Combined Intermediaries of America, Inc. to Transco Syndicate, Inc. and Alpine Insurance
                    Company.
          +10.74    Reinsurance Confirmation of Casualty Excess of Loss Reinsurance Agreement effective
                    May 1, 1995 between Alpine Insurance Company, TCO Insurance Services, Inc. and Trinity
                    MGA Insurance Services, Inc.
          +10.75    Reinsurance Cover Note No. 95/0640/IL effective January 1, 1995 issued by Carvill
                    America to Alpine Insurance Company.
          +10.76    Commutation Agreement and Release between Transco Syndicate #1, Ltd., Alpine Insurance
                    Company and ReCapital Reinsurance Corporation effective April 15, 1995.
          +10.77    Secured Promissory Note dated December 31, 1995 by JBW & Co., Inc., Concord General
                    Corporation and Jeffery Beresford-Wood.
          +10.78    Pledge Agreement dated December 31, 1995 by and between Transco Syndicate #1 Ltd. and
                    JBW & Co., Inc., Concord General Corporation and Jeffery W. Beresford-Wood.


     Exhibit
     Number
   ----------
          +10.79    First Excess of Loss Cover Note No. SF961000 effective January 1, 1996 issued by Intere
                    Intermediaries to Alpine Insurance Company and Transco Syndicate #1.
          +10.80    Second Casualty Excess of Loss Cover Note No. SF961001 effective January 1, 1996 issued by Intere Intermediaries to Alpine Insurance Company, Transco Syndicate #1.
          +10.81    Endorsement No. 1 to Marine Account Excess of Loss Reinsurance Cover Note (Treaty No.
                    MA960269) issued by Minet Re North America to Transco Syndicate No. 1 and/or Alpine
                    Insurance Co. effective March 1, 1996.
          +10.82    Endorsement No. 1 to Marine Account Excess of Loss Reinsurance Cover Note (Treaty No.
                    MA960270) issued by Minet Re North America to Transco Syndicate No. 1 and/or Alpine
                    Insurance Co. effective March 1, 1996.
          +10.83    Endorsement No. 1 to Marine Account Excess of Loss Reinsurance Cover Note (Treaty No.
                    MA960406) issued by Minet Re North America to Transco Syndicate No. 1 and/or Alpine
                    Insurance Co. effective March 1, 1996.
          +10.84    Endorsement No. 1 to Marine Account Excess of Loss Reinsurance Cover Note (Treaty No.
                    MA960475) issued by Minet Re North America to Transco Syndicate No. 1 and/or Alpine
                    Insurance Co. effective March 1, 1996.
          +10.85    Endorsement No. 2 to Marine Excess of Loss Reinsurance Cover Note (Treaty No. MA962045)
                    issued by Minet Re North America, Inc. to Transco Syndicate No. 1 and/or Alpine
                    Insurance Co. effective March 1, 1996.
          +10.86    Marine Excess of Loss Reinsurance Cover Note No. MA962045 issued by Minet Re North
                    America, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance Company effective
                    March 1, 1996.
          +10.87    Marine Excess of Loss Reinsurance Cover Note No. MA960475 issued by Minet Re North
                    America, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance Company effective
                    March 1, 1996.
          +10.88    Marine Excess of Loss Reinsurance Cover Note No. MA960406 issued by Minet Re North
                    America, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance Company effective
                    March 1, 1996.
          +10.89    Marine Excess of Loss Reinsurance Cover Note No. MA960269 issued by Minet Re North
                    America, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance Company effective
                    March 1, 1996.
          +10.90    Marine Excess of Loss Reinsurance Cover Note No. MA960270 issued by Minet Re North
                    America, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance Company effective
                    March 1, 1996.
          +10.91    Casualty Quota Share Cover Note No. CH 0333-95 issued by Alexander Reinsurance
                    Intermediaries, Inc. to Transco Syndicate #1, Ltd, Alpine Insurance Company effective
                    April 1, 1995.
          +10.92    Investment Advisory Agreement dated May 21, 1996 by and between Asset Allocation &
                    Management Company, L.L.C. and Alpine Insurance Company.
          +10.93    Claim Service Agreement dated June 15, 1996 by and between Claims Control Corporation and United Capitol Insurance Company.
          +10.94    Termination Endorsement effective July 1, 1996 to Management and Servicing Agreement, as
                    amended and with an original effective date of December 31, 1993 between Alpine
                    Insurance Company and TCO Insurance Services, Inc.
          +10.95    Termination Endorsement effective December 31, 1996 to Management and Servicing
                    Agreement, as amended and with an original effective date of July 1, 1993 between
                    Transco Syndicate #1, Ltd. and TCO Insurance Services, Inc.
          +10.96    Lease dated September 18, 1996 by and between Transco Syndicate #1 Ltd. and Channel
                    Islands YMCA.


     Exhibit
     Number
          +10.97    Limited Agency Agreement by and between Olympic Underwriting Managers, Inc., Transre
                    Insurance Services and Exstar E&S Insurance Services effective June 24, 1996.
          +10.98    Consulting Agreement between Alpine Insurance Company and Craig Rice dated October 10,
                    1996.
          +10.99    Withdrawal Agreement effective December 31, 1996 between Illinois Insurance Exchange,
                    Illinois Insurance Exchange Immediate Access Security Association, Illinois Insurance
                    Exchange Guaranty Fund, Inc., Transco Syndicate #1 Ltd. and Alpine Insurance Company.
          +10.100   Commutation Agreement and Release between Alpine Insurance Company and Transco Syndicate
                    #1 Ltd. effective December 31, 1996.
          +10.101   Assignment and Assumption Agreement between Alpine Insurance Company and Transco
                    Syndicate #1 Ltd. dated December 31, 1996.
          +10.102   Trust Agreement dated January 9, 1997 between Alpine Insurance Company and LaSalle
                    National Bank.

          +10.103   Casualty Quota Share Slip between United Capitol Insurance Company and Alpine Insurance
                    Company dated March 27, 1997.
    *******11.1     Computation of Earnings Per Share.
    *******16.1     Letter re Change in Certifying Accountant, dated September 22, 1994, of Coopers &
                    Lybrand L.L.P., filed with the Securities and Exchange Commission as an exhibit to the
                    Company's Form 8-K, dated September 27, 1994.
           27       Financial Data Schedule

------------------
*            Previously filed with the SEC as an Exhibit to the Company's
             Registration Statement on Form S-1, as amended, File No. 33-54320 and incorporated herein by reference.
**           Previously filed with the SEC as an Exhibit to the Company's
             Annual Report on Form 10-K, for the fiscal year ended December 31,
             1992.
***          Previously filed with the SEC as an Exhibit to the Company's
             Quarterly Report on Form 10-Q for the fiscal quarter ended June 30,
             1993.
****         Previously filed with the SEC as an Exhibit to the Company's
             Annual Report on Form 10-K for the fiscal year ended December 31,
             1993.
*****        Previously filed with the SEC as an Exhibit to the Company's
             Quarterly Report on Form 10-Q for the fiscal quarter ended
             March 31, 1994.
******       Previously filed with the SEC as an Exhibit to the Company's
             Quarterly Report on Form 10-Q for the fiscal quarter ended June 30,
             1994.
*******      Previously filed with the SEC as an Exhibit to the Company's
             Annual Report on Form 10-K for the fiscal year ended December 31,
             1994.
+            Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1997.

                                        EXSTAR FINANCIAL CORPORATION



                                                By:  /s/ Steven C. Shinn
                                                     -------------------------
                                                     Steven C. Shinn
                                                     President and a Director

                                 EXHIBIT INDEX




Exhibit
Number
--------
   27         Financial Data Schedule