Form 10-Q
period 1997-03-31
EXSTAR FINANCIAL CORP
filed 1997-05-28
CIK 893963

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ___________________________


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1997

                         Commission File Number 0-20995



                          EXSTAR FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)




               Delaware                              77-0321240
      (State or other jurisdiction         (IRS Employer Identification No.)
      of incorporation or organization)



               2029 Village Lane, Solvang, California 93463-2275
             (Address of principal executive offices and zip code)


      Registrant's telephone number, including area code:  (805) 688-8013



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      No  X
                                              -----   -----

     The aggregate number of shares of the Registrant's common stock outstanding, all of which constitute a single class, was 5,497,500 as of March 31, 1997.

===============================================================================

                         EXSTAR FINANCIAL CORPORATION

                         QUARTER ENDED MARCH 31, 1997

                                    INDEX

                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheets as of March 31, 1997 (Unaudited)
           and December 31, 1996....................................................      3

           Consolidated Statements of Operations (Unaudited) for the three months
           ended March 31, 1997 and 1996............................................      5

           Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
           for the three months ended March 31, 1997................................      6

           Consolidated Statements of Cash Flows (Unaudited) for the three months
           ended March 31, 1997 and 1996............................................      7

           Notes to the Consolidated Financial Statements...........................      8

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations....................................................     13

SIGNATURE...........................................................................     19

                       PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
                                                        1997          1996
                                                      --------     -----------
                                                    (Unaudited)     (Audited)
                                                      (Dollars in thousands)
                   ASSETS
Fixed maturities available for sale, at market
  (amortized cost: 1997 - $32,895; 1996 - $39,330)    $ 31,812       $ 38,800
Equity securities, at market (cost: 1997 - $1,250;
  1996 - $1,250)                                         1,566          1,531
Mortgage loans - unaffiliated                            4,021          4,225
Mortgage loans - affiliated                                905            908
Real estate held for investment                          4,231          4,255
Real estate held for sale                                6,251          6,391
Real estate acquired through foreclosure                   493            493
Short-term investments                                   2,732          4,944
                                                      --------       --------
      Total investments                                 52,011         61,547

Cash and cash equivalents - restricted                   1,175          1,129
Cash and cash equivalents - unrestricted                 4,322          1,390
Accounts receivable - affiliated                         2,320          2,443
Reinsurance recoverable
  Paid losses and loss adjustment expenses               1,860          1,576
  Unpaid losses and loss adjustment expenses            33,619         33,921
Prepaid reinsurance premiums                                44            386
Accrued investment income                                  569            822
Deferred acquisition costs                                   0            307
Property and equipment, net                                793            797
Deferred income taxes                                    1,877          1,700
Other assets                                             2,786          2,136
                                                      --------       --------
      Total assets                                    $101,376       $108,154
                                                      ========       ========










  The accompanying notes are an integral part of these consolidated financial statements.

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
                                                        1997          1996
                                                      --------     -----------
                                                     (Unaudited)    (Audited)
                                                      (Dollars in thousands)
                 LIABILITIES
Unpaid loss and loss adjustment expenses             $ 78,786       $ 86,927
Unearned premium                                          172          1,365
Reinsurance balances payable                            1,206          1,106
                                                     --------       --------
     Total policy liabilities and accruals             80,164         89,398
Notes payable                                           1,545          1,588
Current income taxes                                      375            375
Accumulated equity in losses of affiliates              3,476          3,020
Other liabilities                                         804          1,247
                                                     --------       --------
     Total liabilities                                 86,364         95,628
                                                     --------       --------

            STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 30,000,000 shares
  authorized; issued and outstanding: 1997 and 1996 -
  5,497,500 shares                                         55             55
Paid in capital                                        26,865         26,865
Net unrealized investment losses                         (411)           (68)
Preferred stock investment - contra equity            (12,314)       (12,314)
Retained deficit                                          817         (2,012)
                                                     --------       --------
     Total equity                                      15,012         12,526
                                                     --------       --------
     Total liabilities and stockholders' equity      $101,376       $108,154
                                                     ========       ========










  The accompanying notes are an integral part of these consolidated financial statements.

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                    Three months ended March 31,
                                                    ---------------------------
                                                        1997           1996
                                                    -----------     -----------
                                            (Dollars in thousands except per share data)
                    REVENUES
Premiums earned                                          $2,090        $15,224
Premiums ceded                                             (748)        (7,352)
                                                         ------        -------
     Net premiums earned                                  1,342          7,872
Net investment income - unaffiliated                        719          1,004
Net investment income - affiliated                           25            151
Net realized investment gains                                 8            198
Other income                                              3,264             56
                                                         ------        -------
     Total revenue                                        5,358          9,281
                                                         ------        -------
                    EXPENSES
Loss and loss adjustment expense                          1,267          9,156
Reinsurance ceded                                          (449)        (4,411)
                                                         ------        -------
     Net loss and loss adjustment expense                   818          4,745
Policy acquisition costs amortized                          469          2,692
Profit sharing - affiliated                                   0            627
Interest expense                                             61             17
Other expenses                                            1,428          1,286
                                                         ------        -------
     Total expenses                                       2,776          9,367
                                                         ------        -------
Income (loss) before equity in income of affiliates
  and income tax expense                                  2,582            (86)
                                                         ------        -------

Equity in income of affiliates                              247            676
Income tax expense                                            0              0
                                                         ------        -------
     Net income                                          $2,829        $   590
                                                         ======        =======

Net income per common share                              $ 0.51        $  0.11
                                                         ======        =======

Shares used in computation of net income per
  common share (in thousands)                             5,498          5,498
                                                         ======        =======











  The accompanying notes are an integral part of these consolidated financial statements.

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CHANGES
                           IN STOCKHOLDERS' EQUITY
                                 (Unaudited)

                                                                         Net        Preferred
                                                                     Unrealized      Stock
                                                                     Investment    Investment     Retained
                                           Common      Paid in        (Losses)       Contra      (Deficit)    Total
                                            Stock      Capital         Gains         Equity       Earnings   Earnings
                                           ------      -------       ----------    ----------    ---------   --------
                                                                      (Dollars in thousands)

Balance at December 31, 1996                 $55       $26,865          $ (68)      $(12,314)     $(2,012)    $12,526

Change in net unrealized
 investment losses
   Fixed maturities                                                      (552)                                $  (552)
   Equity securities                                                       32                                 $    32
   Deferred tax benefit                                                   177                                 $   177

Net income                                                                                          2,829     $ 2,829
                                             ---       -------          -----       --------      -------     -------

Balance at March 31, 1997                    $55       $26,865          $(411)      $(12,314)     $   817     $15,012
                                             ===       =======          =====       ========      =======     =======















  The accompanying notes are an integral part of these consolidated financial statements.

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                           Three months ended March 31,
                                                                           ----------------------------
                                                                              1997              1996
                                                                           ---------         ----------
                                                                              (Dollars in thousands)
Cash flows (applied to) provided by operating activities:
 Premiums collected                                                        $   713           $  6,748
 Investment income received                                                  1,079              1,343
 Loss and loss adjustment expense paid, net                                 (8,657)            (7,366)
 Interest paid                                                                 (61)               (17)
 Policy acquisition and other expenses paid                                 (2,313)            (4,627)
 Other                                                                       2,979                  4
                                                                           -------           --------
   Cash flows applied to operating activities                               (6,260)            (3,915)
                                                                           -------           --------
Cash flows provided by (applied to) investment activities:
 Purchase of marketable securities                                               0            (10,742)
 Purchase of property, equipment and real estate                               (52)               (13)
 Sale or maturity of marketable securities                                   6,383             13,483
 Sale of property, equipment and real estate                                   140                308
 Short-term investments, net                                                 2,212              3,239
 Mortgage loans funded                                                           0               (280)
 Repayment of mortgage loans                                                   207                227
                                                                           -------           --------
   Net cash provided by investing activities                                 8,890              6,222
                                                                           -------           --------
Cash flows provided by (applied to) financing activities
 Repayment of notes payable                                                    (43)              (123)
 Transfers from affiliates                                                     703                448
 Other                                                                        (312)               266
 Transfers to restricted cash and cash equivalents                             (46)               (56)
                                                                           -------           --------
   Net cash provided by financing activities                                   302                535
                                                                           -------           --------

 Net increase in unrestricted cash and cash equivalent                       2,932              2,842

Unrestricted cash and cash equivalents - beginning of period                 1,390              4,028
                                                                           -------           --------
Unrestricted cash and cash equivalents - end of period                     $ 4,322           $  6,870
                                                                           =======           ========









  The accompanying notes are an integral part of these consolidated financial statements.

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The consolidated financial statements of Exstar Financial Corporation and subsidiaries ("Exstar" if referring to the parent company only, or the "Company" if referring to Exstar and its direct and indirect subsidiaries) include the financial statements of Exstar, its direct subsidiary, Alpine Holdings, Inc., Exstar's indirect subsidiaries, Alpine Insurance Company ("Alpine"), a direct subsidiary of Alpine Holdings, Inc., Alpine Premium Finance Co., Inc. and Transco Premium Finance Co., Inc., both of which are direct subsidiaries of Alpine, and the equity in the income and losses of TCO Holdings, Inc. ("TCO Holdings") and subsidiaries (collectively "TCO"), a group of companies affiliated with Exstar through common majority ownership.

   The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and accordingly include all normal recurring adjustments management considers necessary for fair presentation. These consolidated financial statements should be read in conjunction with audited financial statements included in the Form 10-K for the year ended December 31, 1996.

   The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2. EQUITY IN INCOME OF AFFILIATES

   Although TCO is not a direct or indirect subsidiary of Exstar, its income or loss is included in the Company's consolidated financial statements in accordance with a form of equity accounting.

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



The following sets forth the financial position and results of operations of
TCO:

                                                        March 31,  December 31,
                                                         1997        1996
                                                         ----        ----
                                                       (Dollars in thousands)

ASSETS:
  Cash and investments ..............................   $ 4,360     $ 4,931
  Accounts receivable ...............................     4,279       4,915
  Property and equipment ............................        94         119
  Other assets ......................................       815         914
                                                        -------     -------
    Total assets ....................................     9,548      10,879
                                                        =======     =======

LIABILITIES:
  Premiums payable--affiliated ......................    18,771      19,304
  Notes payable .....................................     4,500       4,581
  Due to affiliates .................................       591         718
  Net unearned commission income ....................       -0-         659
  Other liabilities .................................     3,364       3,428
                                                        -------     -------
    Total liabilities ...............................    27,226      28,690
                                                        -------     -------

PREFERRED STOCK:
  Series A 11.3% cumulative redeemable, nonvoting,
    stated value $10,000 per share, 3,500 shares
    authorized; issued and outstanding - 1,075 ......    12,035      12,035

STOCKHOLDER'S EQUITY:
  Stockholder's accumulated deficiency ..............   (29,713)    (29,846)
                                                        -------     -------
Total liabilities, preferred stock, and
  stockholder's accumulated deficiency ..............   $ 9,548     $10,879
                                                        =======     =======

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                                                             For the
                                                           three months
                                                              ended
                                                             March 31,
                                                         -----------------
                                                         1997         1996
                                                         ----         ----
                                                       (Dollars in thousands)

 Revenues:
   Net commissions earned .........................      $   333      $ 2,921
   Other revenues .................................          153          430
                                                         -------      -------
     Total revenues ...............................          486        3,351
                                                         -------      -------

 Expenses:
   Personnel costs ................................           43        1,643
   Office and selling expenses ....................           48          706
   Depreciation ...................................           19           35
   Interest .......................................          132          206
   Other expenses .................................           (7)         277
                                                         -------      -------
     Total expenses ...............................          235        2,867
                                                         -------      -------
       Income before Federal income taxes .........          251          484
     Federal income tax expense ...................          -0-           25
                                                         -------      -------
       Net income .................................          251          459
                                                         =======      =======

 Beginning stockholder's accumulated deficiency ...       29,846       30,900
                                                         -------      -------

   Net income .....................................         (251)        (459)
   Increase in subscription note receivable .......          118          125
                                                         -------      -------
          Net change ..............................         (133)        (334)
                                                         -------      -------

 Ending stockholder's accumulated deficiency ......      $29,713      $30,566
                                                         =======      =======

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



The following sets forth the computation of the equity in income of affiliates included in the Statement of Operations:


                                                             For the
                                                           three months
                                                              ended
                                                             March 31,
                                                         -----------------
                                                         1997         1996
                                                         ----         ----
                                                       (Dollars in thousands)

  Increase in net equity of TCO .....................  $  (133)     $  (334)

  Reclassification:
    Interest on advances ............................     (114)        (342)
                                                       -------      -------
      Equity in income of affiliates ................  $  (247)     $  (676)
                                                       ========     =======


Accumulated equity in losses of affiliates comprises:

                                                       March 31,   December 31,
                                                         1997         1996
                                                         ----         ----
                                                       (Dollars in thousands)

  Cumulative adjusted losses ........................  $18,230      $18,363

  Amounts advanced by and other amounts due to the
    Company from TCO ................................   14,754       15,343
                                                       -------      -------

      Accumulated equity in losses of affiliates ....  $ 3,476      $ 3,020
                                                       =======      =======


                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


3. NET INCOME PER COMMON SHARE

   Net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. The weighted average number of shares of common stock outstanding for the three months ended March 31, 1997 and 1996 was 5,498,000. There were no common stock equivalents.

4. STATUTORY INFORMATION

   The surplus as regards policyholders of Alpine determined in accordance with statutory accounting practices as of March 31, 1997 and 1996 was $13,367,000 and $10,373,000, respectively. The net income of Alpine determined in accordance with statutory accounting practices for the three months ended March 31, 1997 and 1996 was $36,000 and $419,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     This discussion should be read in conjunction with management's discussion and analysis included in the Form 10-K for the year ended December 31, 1996.

     The Company's operations and business have undergone fundamental changes since the beginning of 1996. Some of the most important changes include the following:

     (i) At the beginning of 1996, the Company was engaged principally in "direct" underwriting ("direct" underwriting consists of issuing insurance policies directly to insureds) -- since August 1996 the Company has ceased issuing direct insurance as a consequence of A.M. Best Company ("Best") rating downgrades and certain regulatory restrictions relating to the Company's insurance company subsidiaries;

     (ii) At the beginning of 1996, Alpine Insurance Company ("Alpine") had a Best rating of A- (Excellent) and Transco Syndicate #1 Ltd. ("Syndicate") had a Best rating of B+ (Very Good) -- in April 1996 both companies' Best ratings were reduced to C's (Marginal) (under review) and both ratings have remained unchanged since then;

     (iii) At the beginning of 1996, the Company's insurance company subsidiaries were authorized to operate on a surplus lines basis in approximately 45 states -- during the second half of 1996 these authorizations were lost or restricted in nine jurisdictions, representing in excess of 80% of the Company's historical premium revenues, and additionally Alpine was placed under an order ("Illinois Order") requiring prior approval of all of its significant expenditures and commitments by the Illinois Department of Insurance ("Illinois DOI");

     (iv) At the beginning of 1996, the Company's insurance business was conducted through two insurance company subsidiaries, Alpine and Syndicate -- effective December 31, 1996, Syndicate's operations were merged into Alpine and since then Alpine has been the Company's only significant operating subsidiary; and

     (v) At the beginning of 1996, almost all of the management, underwriting, claims handling, investment and other functions of the Company were performed by staff of TCO and compensation and general and administrative costs associated with that performance were borne directly by TCO -- since August 1996, most of the compensation expense and general administrative costs have been borne directly by the Company.

     For more complete descriptions of these and other changes, see the Company's Form 10-K for the year ended December 31, 1996.

     Because of the foregoing and other changes that are continuing in 1997, differences in the Company's results of operations between 1996 and 1997 are not necessarily indicative of trends or likely results of operations for 1997 or future periods.

     This Form 10-Q contains certain "forward looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward looking statements. A number of important factors could cause the actual future results, performance and achievements of the Company to differ materially from those expressed in such forward looking statements. These include, without limitation (i) any discontinuation or material adverse change in the terms and conditions of the Company's and its affiliates' business arrangements with third parties, including in particular Alpine's casualty quota share reinsurance agreement ("Quota Share Arrangement") with United Capitol Insurance Company (together with its affiliates, "UCIC"), which became effective April 1, 1997, and pursuant to which Alpine assumes a portion of the business placed with UCIC by Transre Insurance Services ("Transre") and Exstar E&S Insurance Services ("Exstar E&S"), two entities affiliated with, but not part of, the Company; (ii) any material adverse changes in UCIC's financial condition or regulatory authorities; (iii) any material increase in competition; and (iv) any material adverse changes in the Illinois DOI's oversight of Alpine.

     The Company ceased issuing direct insurance in August 1996. This directly resulted in a sharp decline in the Company's earned premium revenue during the second half of 1996, and has and will continue to cause a further decline in the Company's earned premium from direct insurance during 1997. The Company, however, beginning in the second quarter of 1997, will earn premium revenue through the Quota Share Arrangement with UCIC which became effective April 1, 1997. The premium assumed by the Company initially will be 30% of the net premiums accruing to UCIC on such business, including premiums unearned as of April 1, 1997 (estimated to be approximately $13.6 million) and premiums on policies issued after such date. The Company has engaged in discussions with UCIC concerning increasing the quota share percentage to as much as 50% later in 1997. No commitments have been made regarding the amount of, timing of, or terms and conditions relating to any such increase, and the increase also would have to be submitted for approval to appropriate regulatory authorities.

     The Company also will earn investment income on premium assumed by Alpine under the Quota Share Arrangement. Because most of the premium funds initially will be held by UCIC, however, the Quota Share Arrangement will not benefit the Company's cash flow to the same extent it is expected to benefit the Company's net income (assuming the Quota Share Arrangement underwriting results are as profitable as or more profitable than Alpine's underwriting results have been over the last three years). The Company has discussed with UCIC modifying the Quota Share Arrangement to allow Alpine to receive some or all of the premium funds that otherwise would be held by UCIC pursuant to the current terms and conditions of the Quota Share Arrangement. No commitments have been made regarding the timing of or terms and conditions relating to any such modification, and the modification also would have to be submitted for approval to appropriate regulatory authorities.

     The Company reduced its underwriting expenses during 1996 by terminating its insurance company subsidiaries' management agreements with TCO, thereby terminating the Company's obligation to pay commissions and profit-sharing amounts to TCO (subject to a final determination of obligations between the parties, if any), and such expenses were virtually eliminated following the Company's decision to cease issuing new and renewal insurance policies in August 1996. The Company, however, will incur significant underwriting expenses under the Quota Share Arrangement. Of the net premium assumed by Alpine, Alpine will (i) allow UCIC to retain 30% as a ceding commission and
(ii) pay 3.75% to TCO Holdings as an override commission. Additionally, during the second half 1996 the Company began assuming a substantial amount of personnel costs and operating expenses previously borne by TCO. These expenses, which previously would have been included in the Company's underwriting expenses, have been included in the Company's other expenses since August 1, 1996. These expenses are being offset in part by reimbursements from Transre and E&S.

RESULTS OF OPERATIONS

     Gross written premiums were $897,000 for the first quarter of 1997, compared to $10.8 million for the first quarter of 1996. The gross written premiums for the first quarter of 1997 represent principally residual audit premiums on direct insurance issued prior to the Company's ceasing to issue direct insurance in August 1996. No gross written premiums relating to the Quota Share Arrangement were included in either first quarter's results as the Quota Share Arrangement did not become effective until April 1, 1997. The Company expects gross written premiums to increase significantly during the remainder of 1997 as a consequence of the Quota Share Arrangement, with a proportionally greater increase if Alpine's participation is increased from the current 30%.

     Net premiums earned, consisting of premiums earned less premiums ceded (generally earned ratably over individual policy periods), for the first quarter of 1997 were $1.3 million, compared to $7.9 million for the first quarter of 1996. The decrease directly resulted from the decrease in gross written premiums. No net premiums earned relating to the Quota Share Arrangement were included in either first quarter's results as the Quota Share Arrangement did not become effective until April 1, 1997. The Company expects net premiums earned to increase during the remainder of 1997 as a consequence of the Quota Share Arrangement. The increase will be greater than it would be if Alpine were assuming premium only with respect to insurance policies written on or after April 1, 1997 because under the Quota Share Arrangement Alpine also will be assuming a 30% portion of premiums unearned as of April 1, 1997 on policies issued prior to that date (estimated to be approximately $13.6 million).

     Net investment income for the first quarter of 1997 was $700,000, a decrease of $400,000 or 35.6% from $1.1 million for the first quarter of 1996. The decrease was caused principally by a 29.9% decrease in average investable assets from $86.7 million as of December 31, 1996 to $60.8 million as of March 31, 1997, resulting from negative cash flow from operations as loss payments and expenses have exceeded revenues since the Company ceased issuing direct insurance in August, 1996. The Company expects net investment income to continue to decline during the remainder of 1997 as prior years' losses and expenses continue to be paid, though the decline is expected to be offset to some extent by investment income earned by Alpine on premium assumed by Alpine under the Quota Share Arrangement effective April 1, 1997.

     Other income was $3.3 million for the first quarter of 1997, compared to virtually nothing for the first quarter of 1996. The income in 1997, reflecting proceeds less certain related expenses, was principally a consequence of a one-time settlement of a lawsuit against the Company's former independent auditors. The Company expects other income for the remainder of 1997 to be limited, though it anticipates resolving a disagreement over payments due from an unaffiliated insurance company to TCO, which payments have been assigned to Exstar, which could result in more than $1.0 million of additional other income prior to the end of 1997.

     Net loss and loss adjustment expense incurred during the first quarter of 1997 totaled $800,000, down 82.8% from $4.7 million in the first quarter of 1996. Net loss and loss adjustment expense as a portion of net premiums earned was 61.0% in the first quarter of 1997 compared to 60.3% in the first quarter of 1996. The decrease in net loss and loss adjustment expense incurred between the periods resulted from the decrease in net premiums earned. No loss and loss adjustment expense relating to the Quota Share Arrangement were included in either first quarter's results, as the Quota Share Arrangement did not become effective until April 1, 1997. The Company expects net loss and loss adjustment expense during the remainder of 1997 to increase in proportion to the increase in net premiums earned as a consequence of the Quota Share Arrangement, with the ratio of net loss and loss adjustment expense to net premiums earned initially being in the 60% range.

     Other underwriting expenses historically have consisted of (i) policy acquisition costs, which equaled a fixed percentage of gross written premiums less reinsurance commissions, plus (ii) the allocated portion of profit sharing payments to TCO. Following termination of the management agreements between the Company's insurance company subsidiaries and TCO in 1996, the fees and commissions that otherwise would have been paid by the Company to TCO were eliminated.

     The Company's other underwriting expenses for the first quarter of 1997 were $500,000, compared to $3.3 million in the first quarter of 1996. The ratio of the Company's other underwriting expenses to net premiums earned was 35.0% in the first quarter of 1997 compared to 42.2% in the first quarter of 1996. The decrease in other underwriting expenses between the periods was attributable to the decrease in net premiums earned and to reduced net expenses resulting from termination of the management agreements with TCO. No other underwriting expenses relating to the Quota Share Arrangement are included in either first quarter's results, as the Quota Share Arrangement did not become effective until April 1, 1997. The Company expects other underwriting expenses during the remainder of 1997 to increase in proportion to the increase in net premiums earned, as under the Quota Share Arrangement Alpine will (i) allow UCIC to retain a ceding commission of 30% of the premiums assumed by Alpine and (ii) pay 3.75% of the premiums assumed by Alpine to TCO Holdings as an override commission.

     Other expenses, consisting of professional fees, personnel costs and other costs, were $1.4 million in the first quarter of 1997, compared to $1.3 million in the first quarter of 1996. The slight increase was principally due to Alpine's assuming a portion of the personnel and general and administrative costs previously borne by TCO, offset by a reduction in legal and professional expenses. The Company anticipates a continuing decrease in other expenses during the remainder of 1997 as a consequence of (i) reduced fees and costs resulting from settlement of the lawsuit against the Company's former independent auditors, reduced fees resulting from a decrease in regulatory and operational issues and a gradual shifting of personnel, general and administrative costs to Transre and E&S, offset by (ii) an increase in overall personnel and general and administrative costs (a) to pay bonuses for personnel to compensate, in part, for compensation reductions during 1996, and otherwise to provide incentives to personnel to continue with the Company, and (b) to improve the Company's overall level of management experience and otherwise replace certain employees and restore or improve certain operating capabilities.

     Equity in income of affiliates, included in the Company's results due to the Company's adoption of a form of equity accounting in 1995, generally reflects TCO's net income for the period after certain adjustments. Equity in income of affiliates for the first quarter of 1997 was $200,000, compared to $700,000 for the first quarter of 1996. The smaller amount in 1997 reflects the minimal revenues generated by TCO after Exstar's insurance company subsidiaries ceased issuing direct insurance in August 1996 and the management agreements with TCO were terminated. The Company anticipates that equity in income or losses of affiliates during the remainder of 1997 generally should be minimal, as TCO will have virtually no revenues and no expenses relating to operations. The Company believes, however, that additional equity in income of affiliates could be generated if TCO is successful in settling certain of its existing liabilities (other than liabilities to the Company) at less than their book values.

     Net income per common share was $0.51 for the first quarter of 1997, compared to $0.11 for the first quarter of 1996. This increase was almost entirely a consequence of the settlement of the lawsuit against the Company's former independent auditors, offset somewhat by the decrease in equity in income of affiliates.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, cash and investments totaled $57.5 million compared to $64.1 at December 31, 1996. The decrease resulted from net cash applied to operations which was $6.3 million for the first quarter of 1997 (after a cash inflow of $3.0 million of other income), compared to $3.9 million of cash applied to operations for the first quarter of 1996. The increase in net cash applied to operations in the first quarter of 1997 resulted principally from an increase in payments of loss and loss adjustment expenses (offset to some extent by a decrease in payments of policy acquisition and other expenses), while premium revenues were minimal as a consequence of the cessation of direct premium writings in 1996. The Quota Share Arrangement had no impact on the Company's cash flows for either first quarter, as it did not become effective until April 1, 1997.

     In order to fund the cash applied to operations during the first quarter of 1997, the Company continued to liquidate investments at more accelerated rates than historically had been necessary.

     The Company currently does not anticipate that it will issue direct insurance in 1997. Additionally, under the Quota Share Arrangement, most of the premiums ultimately due to Alpine will be withheld by UCIC for some time (perhaps several years), unless the Quota Share Arrangement is modified to allow Alpine to receive some or all of the premium funds that otherwise would be held by UCIC pursuant to the current terms and conditions of the Quota Share Arrangement (no commitments have been made or regulatory approvals sought regarding any such modification), and the investment income payable to and earned by Alpine initially will be relatively insignificant. The Company's cash available to fund operations, consequently, will be very limited.

     Management expects the Company will need, for at least the remainder of 1997, to continue to liquidate investments as the Company's principal source of cash to fund its operations. Based on historical loss payout patterns and expected operating costs, the Company anticipates these liquidations could result in realized losses on the liquidated investments, particularly if interest rates rise significantly during the remainder of 1997. Notwithstanding the foregoing, the Company has a substantial portion of its investments in mid-term fixed maturities, and because the Company expects the cash required for payments of loss and loss adjustment expenses to decline during the remainder of 1997, the realized losses on liquidated investments are expected to be relatively small (less than $500,000 for the year, depending on interest rate movements).

     To satisfy the Company's cash needs beyond 1997, the Company is considering a number of alternatives. Such alternatives currently include (i) issuing shares of its Common Stock in a private placement or a public offering;
(ii) seeking funding from or engaging in other transactions with UCIC (based on the most recent discussions with UCIC, such funding, if any, could involve Exstar's acquisitions of the TCO claims operations and the Transre and Exstar E&S insurance brokerage operations); and (iii) merging with one or more other insurance operations. The Company has not yet determined which of these or other courses of actions to pursue, or which would be likely to be successful, and has not made any commitments with respect to any such or other courses of action.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

                                         EXSTAR FINANCIAL CORPORATION




Date: May 28, 1997                       By /s/ Mark Rosenberg
                                            --------------------------
                                            Mark Rosenberg
                                            Chief Financial Officer