Form 10-Q
period 1997-06-30
EXSTAR FINANCIAL CORP
filed 1997-08-14
CIK 893963

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                    ________________________________________


                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

                         Commission File Number 0-20995



                          EXSTAR FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


                Delaware                                77-0321240
        (State or other jurisdiction         (IRS Employer Identification No.)
      of incorporation or organization)




               2029 Village Lane, Solvang, California 93463-2275
             (Address of principal executive offices and zip code)


      Registrant's telephone number, including area code:  (805) 688-8013



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    No  X
                                              ---    ---
     The aggregate number of shares of the Registrant's common stock outstanding, all of which constitute a single class, was 4,961,500 as of June 30, 1997.


--------------------------------------------------------------------------------

                          EXSTAR FINANCIAL CORPORATION

                          QUARTER ENDED JUNE 30, 1997

                                     INDEX



PART 1 - FINANCIAL INFORMATION
                                                          Page
Item 1.  Financial Statements


         Consolidated Balance Sheets as of June 30, 1997
         (Unaudited) and December 31, 1996                           3

         Consolidated Statements of Operations (Unaudited)
         for the three months and six months ended
         June 30, 1997 and 1996                                      5

         Consolidated Statement of Changes in
         Stockholders' Equity (Unaudited) for the six months
         ended June 30, 1997                                         6

         Consolidated Statements of Cash Flows
         (Unaudited) for the six months ended
         June 30, 1997 and 1996                                      7

         Notes to the Consolidated Financial Statements              8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         13

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                     19

Item 5.  Other Information                                           19

Item 6.  Exhibits and Reports on Form 8-K                            22

         SIGNATURE                                                   23

                       PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                                June 30,      December 31,
                                                                   1997          1996
                                                               -----------     ---------
                                                               (Unaudited)     (Audited)
                                                                  (Dollars in thousands)

                      ASSETS
Fixed maturities available for sale, at market
 (amortized cost: 1997 - $25,612; 1996 - $39,330)                 $25,011       $38,800
Equity securities, at market (cost: 1997 - $1,250;
 1996 - $1,250)                                                     1,566         1,531
Mortgage loans - unaffiliated                                       4,136         4,225
Mortgage loans - affiliated                                           902           908
Real estate held for investment                                     4,177         4,255
Real estate held for sale                                           6,202         6,391
Real estate acquired through foreclosure                              493           493
Short-term investments                                              2,748         4,944
                                                                  -------      --------
    Total investments                                              45,235        61,547

Cash and cash equivalents - restricted                                420         1,129
Cash and cash equivalents - unrestricted                            3,498         1,390
Accounts receivable - affiliated                                    2,025         2,443
Reinsurance recoverable
 Funds held by reinsured companies                                  3,806             0
 Paid losses and loss adjustment expenses                           2,659         1,576
 Unpaid losses and loss adjustment expenses                        31,570        33,921
Prepaid reinsurance premiums                                            0           386
Accrued investment income                                             681           822
Deferred acquisition costs                                          1,186           307
Property and equipment, net                                           881           797
Current income taxes                                                  135             0
Deferred income taxes                                               1,714         1,700
Other assets                                                        2,386         2,136
                                                                  -------      --------
    Total assets                                                  $96,196      $108,154
                                                                  =======      ========

The accompanying notes are an integral part of these consolidated financial statements.

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                        June 30,     December 31,
                                                          1997          1996
                                                       ----------    ------------
                                                       (Unaudited)    (Audited)
                                                        (Dollars in thousands)
                   LIABILITIES
Unpaid loss and loss adjustment expenses               $  70,100    $   86,927
Unearned premium                                           3,903         1,365
Reinsurance balances payable                                 371         1,106
                                                       ---------    ----------
          Total policy liabilities and accruals           74,374        89,398
Notes payable                                              1,570         1,588
Current income taxes                                           0           375
Accumulated equity in losses of affiliates                 3,722         3,020
Other liabilities                                          1,005         1,247
                                                       ---------    ----------
          Total liabilities                               80,671        95,628
                                                       ---------    ----------
              STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 30,000,000 shares
   authorized; 5,497,500 shares issued; 4,961,500
   shares outstanding in 1997 and 5,497,500 in 1996           55            55
Paid in capital                                           26,865        26,865
Net unrealized investment losses                             (92)          (68)
Preferred stock investment - contra equity               (12,314)      (12,314)
Retained earnings (deficit)                                1,016        (2,012)
Treasury shares at cost (536,000 shares
    in 1997; -0- in 1996)                                     (5)            0
                                                       ---------    ----------
          Total equity                                    15,525        12,526
                                                       ---------    ----------
          Total liabilities and stockholders' equity   $  96,196    $  108,154
                                                       =========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                Three months ended      Six months ended
                                                      June 30,                June 30,
                                                -------------------   ---------------------
                                                  1997        1996       1997       1996
                                                --------    -------   ---------   ---------
                                               (Dollars in thousands except per share data)
               REVENUES
Premiums earned                                 $  2,467   $  12,679    $   4,557   $  27,903
Premiums ceded                                      (198)     (5,789)        (946)    (13,141)
                                               ----------  ----------   ----------  ----------
          Net premiums earned                      2,269       6,890        3,611      14,762
Net investment income - unaffiliated                 622       1,062        1,341       2,066
Net investment income - affiliated                    38          76           63         227
Net realized investment losses                       (38)       (294)         (30)        (96)
Other income                                         111          35        3,375          91
                                               ----------  ----------   ----------  ----------
          Total revenue                            3,002       7,769        8,360      17,050
                                               ----------  ----------   ----------  ----------

               EXPENSES
Loss and loss adjustment expense                   1,494       7,627        2,761      16,783
Reinsurance ceded                                   (119)     (3,473)        (568)     (7,884)
                                               ----------  ----------   ----------  ----------
          Net loss and loss adjustment expense     1,375       4,154        2,193       8,899
Policy acquisition costs amortized                   117       2,282          586       4,974
Profit sharing - affiliated                            0         694            0       1,321
Interest expense                                      37           4           98          21
Other expenses                                     1,693       1,225        3,121       2,511
                                               ----------  ----------   ----------  ----------
          Total expenses                           3,222       8,359        5,998      17,726
                                               ----------  ----------   ----------  ----------
 (Loss) income before equity in (losses) income
   of affiliates and Federal income taxes           (220)       (590)       2,362        (676)

Equity in (losses) income of affiliates              (91)        764          156       1,440
Federal income taxes                                 510           0          510           0
                                               ----------  ----------   ----------  ----------
          Net income                            $    199       $ 174      $ 3,028   $     764
                                               ==========  ==========   ==========  ==========
Net income per common share                     $   0.04   $    0.03      $  0.58   $    0.14
                                               ==========  ==========   ==========  ==========

Shares used in computation of net income
   per common share (in thousands)                 4,962       5,498        5,230       5,498
                                               ==========  ==========   ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CHANGES
                           IN STOCKHOLDERS' EQUITY
                                 (Unaudited)

                                                            Net      Preferred
                                                         Unrealized    Stock
                                                         Investment  Investment  Retained   Treasury
                                      Common    Paid in  (Losses)      Contra    (Deficit)   Shares     Total
                                      Stock     Capital   Gains        Equity    Earnings    at Cost    Equity
                                      ------    ------- ----------  ----------- ---------  ---------    ------
                                                              (Dollars in thousands)
Balance at December 31, 1996          $   55    $26,865   $  (68)     $(12,314)  $(2,012)      $  0   $ 12,526

Change in net unrealized
   investment losses
      Fixed maturities                                       (71)                                          (71)
      Equity securities                                       33                                            33
      Deferred tax benefit                                    14                                            14
Purchase of 536,000 shares
   of common stock                                                                               (5)        (5)

Net income                                                                         3,028                 3,028
                                      ------   --------   ------      --------   -------       ----   --------
Balance at June 30, 1997              $   55    $26,865   $  (92)     $(12,314)  $ 1,016       $ (5)  $ 15,525
                                      ======   ========   ======      ========   =======       ====   ========

The accompanying notes are an integral part of these consolidated financial statements.

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                  Six months ended June 30,
                                                                    1997            1996
                                                                   -------        -------
                                                                   (Dollars in thousands)
Cash flows (applied to) provided by operating activities:
   Premiums collected                                             $  2,412        $  7,896
   Investment income received                                        1,727           2,243
   Loss and loss adjustment expense paid, net                      (16,668)        (16,467)
   Interest paid                                                       (98)            (21)
   Policy acquisition and other expenses paid                       (4,901)         (7,327)
   Other                                                             2,376             922
                                                                  --------        --------
      Cash flows applied to operating activities                   (15,152)        (12,754)
                                                                  --------        --------
Cash flows provided by (applied to) investment activities:
   Purchase of marketable securities                                     0         (12,028)
   Purchase of property, equipment and real estate                    (228)            (18)
   Sale or maturity of marketable securities                        13,546          16,541
   Sale of property, equipment and real estate                         234           1,338
   Short-term investments, net                                       2,196           4,262
   Mortgage loans funded                                                 0            (287)
   Repayment of mortgage loans                                          94             320
                                                                  --------        --------
      Net cash provided by investing activities                     15,842          10,128
                                                                  --------        --------
Cash flows provided by (applied to) financing activities
   Issuance of notes payable                                           315               0
   Repayment of notes payable                                         (333)           (662)
   Transfers from affiliates                                           769           2,079
   Other                                                               (42)            134
   Transfers to restricted cash and cash equivalents                   709              (4)
                                                                  --------        --------
      Net cash provided by financing activities                      1,418           1,547
                                                                  --------        --------
   Net increase (decrease) in unrestricted cash and
      cash equivalent                                                2,108          (1,079)

Unrestricted cash and cash equivalents - beginning of period         1,390           4,028
                                                                  --------        --------
Unrestricted cash and cash equivalents - end of period            $  3,498        $  2,949
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

   The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2. EQUITY IN  (LOSSES) INCOME OF AFFILIATES

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

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

   The following sets forth the financial position and results of operations of
   TCO:



                                                                                     June 30,          December 31,
                                                                                       1997               1996
                                                                                  ------------        ------------
                                                                                        (Dollars in thousands)
ASSETS:

     Cash and investments.......................................................   $     3,513          $   4,931
     Accounts receivable........................................................         4,043              4,915
     Property and equipment.....................................................            43                119
     Other assets...............................................................           836                914
                                                                                   -----------          ---------
     Total assets...............................................................         8,435             10,879
                                                                                   ===========          =========
LIABILITIES:
     Premiums payable -- affiliated.............................................        17,658             19,304
     Notes payable..............................................................         2,405              4,581
     Due to affiliates..........................................................         1,227                718
     Net unearned commission income.............................................             0                659
     Other liabilities..........................................................         2,867              3,428
                                                                                   -----------          ---------
        Total liabilities.......................................................        24,157             28,690

PREFERRED STOCK:
     Series A 11.3% cumulative redeemable, nonvoting, stated value $10,000 per
     share, 3,500 shares authorized; issued and outstanding -- 1,075............        12,035             12,035

STOCKHOLDER'S EQUITY:
     Stockholder's accumulated deficiency                                              (27,757)           (29,846)
                                                                                   -----------          ---------
Total liabilities, preferred stock and stockholder's accumulated deficiency.....   $     8,435          $  10,879
                                                                                   ===========          =========

                                     -9-

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   For the six months ended
                                                                                           June 30,
                                                                                     1997             1996
                                                                                  --------          --------
                                                                                    (Dollars in thousands)
REVENUES:
  Net commissions earned.....................................................     $    418          $  5,629
  Other revenues.............................................................          341               871
                                                                                  --------          --------
     Total revenues..........................................................          759             6,500
                                                                                  --------          --------
EXPENSES:
  Personnel costs............................................................           87             3,015
  Office and selling expenses................................................           13             1,382
  Depreciation...............................................................           35                68
  Interest...................................................................          224               393
  Other expenses.............................................................          106               474
                                                                                  --------          --------
     Total expenses..........................................................          465             5,332
                                                                                  --------          --------
        Income before extraordinary item and Federal income taxes............          294              1168
  Extinguishment of debt -- affiliated.......................................        2,112                 0
     Federal income tax expense..............................................            0                25
                                                                                  --------          --------
        Net income...........................................................        2,406             1,143
                                                                                  ========          ========

Beginning stockholder's accumulated deficiency...............................       29,846            30,900
                                                                                  --------          --------
  Net income.................................................................       (2,406)           (1,143)
  Increase in subscription note receivable...................................          317               385
                                                                                  --------          --------
        Net change...........................................................       (2,089)             (758)
                                                                                  --------          --------
Ending stockholder's accumulated deficiency..................................     $ 27,757          $ 30,142
                                                                                  ========          ========

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following sets forth the computation of the equity in income of affiliates included in the Statement of Operations:

                                                                For the six months ended
                                                                        June 30,
                                                                 1997             1996
                                                               --------         --------
                                                                 (Dollars in thousands)
Increase in net equity of TCO.............................      $(2,089)         $  (758)
Reclassifications:
 Extinguishment of debt - affiliated......................        2,112                0
 Interest on advances.....................................         (179)            (682)
                                                                -------          --------
  Equity in income of affiliates..........................      $  (156)         $(1,440)
                                                                =======          ========

Accumulated equity in losses of affiliates comprises:
                                                                June 30,     December 31,
                                                                  1997          1996
                                                                -------------------------
                                                                  (Dollars in thousands)
 Cumulative adjusted losses...............................      $18,386          $18,363
 Amounts advanced by and other amounts due to the Company
  from TCO................................................       14,664           15,343
                                                                -------          -------
  Accumulated equity in losses of affiliates..............      $ 3,722          $ 3,020
                                                                =======          =======

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


3. NET INCOME PER COMMON SHARE

   Net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. On April 1, 1997, Exstar acquired 536,000 of its outstanding shares of common stock from TCO at par value ($0.01 per share). The weighted average numbers of shares of common stock outstanding for the six months ended June 30, 1997 and 1996 were 5,230,000 and 5,498,000, respectively.  There were no common stock equivalents.

4. STATUTORY INFORMATION

   The surplus as regards policyholders of Alpine determined in accordance with statutory accounting practices as of June 30, 1997 and 1996 was $12,081,000 and $11,157,000, respectively. The net loss of Alpine determined in accordance with statutory accounting practices for the six months ended June 30, 1997 was $1,569,000. The net income of Alpine determined in accordance with statutory accounting practices for the six months ended June 30, 1996 was $1,557,000.

5. ALPINE/TCO SERVICE AGREEMENT

   Effective April 1, 1997, Alpine and TCO Holdings entered into a Service Agreement under which Alpine agreed to pay to TCO Holdings a fee equal to 3.75% of the reinsurance premiums received by Alpine from United Capitol Insurance Company, an unaffiliated insurer ("UCIC"), pursuant to a quota share reinsurance agreement between Alpine and UCIC. In return, TCO Holdings agreed to perform certain services for Alpine in connection with the structuring and consummation of the reinsurance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     This discussion should be read in conjunction with management's discussion and analysis included in the Form 10-K for the year ended December 31, 1996.

     The operations and business of Exstar Financial Corporation and its subsidiaries ("Exstar" if referring to the parent company only, or the "Company" if referring to Exstar and its subsidiaries) have undergone fundamental changes since the beginning of 1996. Some of the most important changes include the following:

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

     (ii) At the beginning of 1996, one of Exstar's insurance company subsidiaries, Alpine Insurance Company ("Alpine"), had a Best rating of A- (Excellent), and the other of Exstar's insurance company subsidiaries, Transco Syndicate #1 Ltd. ("Syndicate"), had a Best rating of B+ (Very Good) -- in April 1996 both companies' Best ratings were reduced to C's (Marginal) (under review) and both ratings have remained unchanged since then;

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

     (iv) At the beginning of 1996, the Company's insurance business was conducted through Alpine and Syndicate -- effective December 31, 1996, Syndicate's operations were merged into Alpine and since then Alpine has been the Company's only significant operating subsidiary; and

     (v) At the beginning of 1996, almost all of the management, underwriting, claims handling, investment and other functions of the Company were performed by staff of TCO Insurance Services, Inc., an affiliate under common control with but not part of the Company, and its affiliates (collectively "TCO"), and compensation and general and administrative costs associated with that performance were borne directly by TCO -- since August 1996, most of the compensation expense and general administrative costs have been borne directly by the Company.

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

     The Company ceased issuing direct insurance in August 1996. This directly resulted in a sharp decline in the Company's earned premium revenue during the second half of 1996, and has and will continue to cause a further decline in the Company's earned premium from direct insurance during 1997. The Company, however, in the second quarter of 1997, began earning premium revenue through the Quota Share Arrangement with UCIC which became effective April 1, 1997.
The premium assumed by the Company is currently 30% of the net premiums accruing to UCIC on such business, including premiums unearned as of April 1, 1997 (in the amount of approximately $13.6 million) and premiums on policies issued after such date. The Company has engaged in discussions with UCIC concerning increasing the quota share percentage to as much as 50% later in 1997. No commitments have been made regarding the amount of, timing of, or terms and conditions relating to any such increase, and the increase also would have to be submitted for approval to appropriate regulatory authorities.

     The Company also is earning investment income on premium assumed by Alpine under the Quota Share Arrangement. Because most of the premium funds are being held by UCIC until such time, if any, as underwriting profits on the business subject to the Quota Share Arrangement become reasonably certain, or regulatory concerns are satisfied, the Quota Share Arrangement is not benefiting the Company's cash flow to the same extent it is benefiting the Company's net income (assuming the Quota Share Arrangement underwriting results are as profitable as Alpine's underwriting results have been over the last three years). The Company has discussed with UCIC modifying the Quota Share Arrangement to allow Alpine to receive some or all of the premium funds that otherwise are being held by UCIC pursuant to the current terms and conditions of the Quota Share Arrangement. No commitments have been made regarding the timing of or terms and conditions relating to any such modification, and the modification also would have to be submitted for approval to appropriate regulatory authorities.

     The Company reduced its underwriting expenses during 1996 by terminating its insurance company subsidiaries' management agreements with TCO, thereby terminating the Company's obligation to pay commissions and profit-sharing amounts to TCO (subject to a final determination of obligations between the parties, if any), and such expenses were virtually eliminated following the Company's decision to cease issuing new and renewal insurance policies in August 1996. The Company, however, is incurring and will continue to incur significant underwriting expenses under the Quota Share Arrangement. Of the net premium assumed by Alpine, Alpine (i) allows UCIC to retain 30% as a ceding commission and (ii) pays 3.75% to TCO Holdings as an override commission. Additionally, during the second half of 1996 the Company began assuming a substantial amount of personnel costs and operating expenses previously borne by TCO. These expenses, which previously would have been included in the Company's underwriting expenses, have been included in the Company's other expenses since August 1, 1996. These expenses are being offset in part by reimbursements from Transre and E&S.

RESULTS OF OPERATIONS

     Gross written premiums were $6.2 million for the second quarter of 1997, compared to $3.9 million for the second quarter of 1996. Gross written premiums were $7.1 million for the six months ended June 30, 1997, compared to $14.7 million for the six months ended June 30, 1996. These differences reflect principally $10.8 million of direct premium written by the Company during the first quarter of 1996, prior to the full impact of the Best rating downgrades and regulatory restrictions, $3.9 million of direct premium written by the Company during the second quarter of 1996 as impacts of the Best rating downgrades and regulatory restrictions became more substantial, and the absence of direct written premium in 1997 as a consequence of management's decision to cease writing direct insurance in August 1996. The gross written premiums for the second quarter of 1997 represent principally premiums assumed by Alpine as a reinsurer of UCIC pursuant to the Quota Share Arrangement which became effective April 1, 1997, including $3.9 million of previously unearned premium derived from insurance policies with effective dates before April 1, 1997. The Company expects gross written premiums to continue in the range of $2.0 to $2.5 million per quarter during the remainder of 1997 as a consequence of the Quota Share Arrangement, with proportionally greater gross written premiums if Alpine's participation is increased from the current 30%.

     Net premiums earned, consisting of premiums earned less premiums ceded (generally earned ratably over individual policy periods), for the second quarter of 1997 were $2.3 million, compared to $6.9 million for the second quarter of 1996. Net premiums earned for the six months ended June 30, 1997, were $3.6 million, compared to $14.8 million for the six months ended June 30, 1996. The decreases directly resulted from the decreases in gross written premiums. Net premiums earned of $1.8 million relating to the Quota Share Arrangement which became effective April 1, 1997, were included in the second quarter 1997 results. The Company expects net premiums earned to increase during the remainder of 1997 as a consequence of the Quota Share Arrangement.

     Net investment income for the second quarter of 1997 was $700,000, a decrease of $500,000 or 42.0% from $1.1 million for the second quarter of 1996. Net investment income for the six months ended June 30, 1997, was $1.4 million, compared to $2.3 million for the six months ended June 30, 1996, a decrease of 38.8%. The decrease was caused principally by a 31.3% decrease in average investable assets between the two six month periods, resulting from negative cash flow from operations as loss and loss adjustment expense payments and other expenses have exceeded revenues since the Company ceased issuing direct insurance in August, 1996. The Company expects net investment income to continue to decline during the remainder of 1997 as prior years' losses and expenses continue to be paid, though the decline is expected to be offset to some extent by investment income earned by Alpine on premium assumed by Alpine under the Quota Share Arrangement effective April 1, 1997.

     Other income was $100,000 for the second quarter of 1997, compared to virtually nothing for the second quarter of 1996. Other income was $3.4 million for the six months ended June 30, 1997, compared to $100,000 for the six months ended June 30, 1996. The other income in 1997, reflecting proceeds less certain related expenses, was principally a consequence of a one-time settlement of a lawsuit against the Company's former independent auditors. Other income for the remainder of 1997 is expected to depend on various corporate and other transactions which remain uncertain.

     Net loss and loss adjustment expense incurred during the second quarter of 1997 totaled $1.4 million, down 66.9% from $4.2 million in the second quarter of 1996. Net loss and loss adjustment expense incurred for the six months ended June 30, 1997, was $2.2 million, down 75.4% from $8.9 million for the six months ended June 30,1996. Net loss and loss adjustment expense as a portion of net premiums earned was 60.7% for the first six months of 1997 compared to 60.3% for the first six months of 1996. The decrease in net loss and loss adjustment expense incurred between the periods resulted from the decrease in net premiums earned. The Company expects net loss and loss adjustment expense during the remainder of 1997 to increase in proportion to the increase in net premiums earned as a consequence of the Quota Share Arrangement, with the ratio of net loss and loss adjustment expense to net premiums earned remaining in the 60% range.

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

     The Company's other underwriting expenses for the second quarter of 1997 were $100,000, compared to $3.0 million for the second quarter of 1996. Other underwriting expenses for the six months ended June 30, 1997, were $600,000, compared to $6.3 million for the six months ended June 30, 1996. The ratio of the Company's other underwriting expenses to net premiums earned was 16.2% for the first six months of 1997 compared to 42.6% for the first six months of 1996. The decrease in other underwriting expenses between the periods was attributable to the decrease in net premiums earned, to reduced net expenses resulting from termination of the management agreements with TCO and additional reinsurance commissions recognized in the second quarter of 1997 resulting from favorable loss development on certain reinsured lines of business. The Company expects other underwriting expenses during the remainder of 1997 to increase in proportion to the increase in net premiums earned, as under the Quota Share Arrangement Alpine (i) allows UCIC to retain a ceding commission of 30% of the premiums assumed by Alpine and (ii) pays 3.75% of the premiums assumed by Alpine to TCO Holdings as an override commission.

     Other expenses, consisting of professional fees, personnel costs and other costs, were $1.7 million in the second quarter of 1997, compared to $1.2 million in the second quarter of 1996. Other expenses were $3.1 million for the six months ended June 30, 1997 compared to $2.5 million for the six months ended June 30, 1996. The increase was principally due to Alpine's assuming a portion of the personnel and general and administrative costs previously borne by TCO, including payment of bonuses to personnel in the second quarter of 1997, partially offset by a reduction in legal and professional expenses. The Company anticipates a continuing decrease in other expenses during the remainder of 1997 as a consequence of (i) reduced fees and costs resulting from settlement of the lawsuit against the Company's former independent auditors, reduced fees resulting from a decrease in regulatory and operational issues and a gradual shifting of personnel, general and administrative costs to Transre and E&S, offset by (ii) an increase in overall personnel and general and administrative costs to improve the Company's overall level of management experience and otherwise replace certain employees and restore or improve certain operating capabilities.

     Equity in losses or income of affiliates, included in the Company's results due to the Company's adoption of a form of equity accounting in 1995, generally reflects TCO's net loss or income for the period after certain adjustments. Equity in losses or income of affiliates for the second quarter of 1997 was a loss of $100,000, compared to income of $800,000 for the second quarter of 1996. Equity in income of affiliates for the six months ended June 30, 1997, was $200,000, compared to $1.4 million for the six months ended June 30, 1996. The smaller amounts in 1997 reflect the minimal revenues generated by TCO after Exstar's insurance company subsidiaries ceased issuing direct insurance in August 1996 and the management agreements with TCO were terminated. The Company anticipates that equity in losses or income of affiliates during the remainder of 1997 generally should be minimal, as TCO will have virtually no revenues and no expenses relating to operations. The Company believes, however, that additional equity in income of affiliates could be generated if TCO is successful in settling certain of its existing liabilities (other than liabilities to the Company) at less than their book values.

     Net income per common share was $0.04 for the second quarter of 1997, compared to $0.03 for the second quarter of 1996. Net income per common share was $0.58 for the six months ended June 30, 1997, compared to $0.14 for the six months ended June 30, 1996. The increase in net income per common share between the six-month periods was almost entirely a consequence of the settlement of the lawsuit against the Company's former independent auditors, offset somewhat by the decrease in equity in income of affiliates. The Company's net income per common share for the three months ended June 30, 1997, included a non-recurring tax benefit of $0.10 per share, relating principally to amendments of prior years' Federal tax returns. Absent this tax benefit, the Company's net income per common share for the period would have been a loss of $0.06 per share.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, cash and investments totaled $49.2 million compared to $64.1 million at December 31, 1996. The decrease resulted from net cash applied to operations of $15.2 million for the first six months of 1997 (after a cash inflow of $2.4 million of other income), compared to $12.8 million of cash applied to operations for the first six months of 1996. The increase in net cash applied to operations in the first six months of 1997 resulted principally from a decrease in premium revenues which was a consequence of the cessation of direct premium writings in 1996, offset to some extent by a decrease in payments of policy acquisition and other expenses. The Quota Share Arrangement had no impact on the Company's cash flows for either period, as it did not become effective until April 1, 1997, and the first premiums due under the arrangement are not receivable until the third quarter of 1997.

     In order to fund the cash applied to operations during the first six months of 1997, the Company continued to liquidate investments at more accelerated rates than historically had been necessary.

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

     To satisfy the Company's cash needs beyond 1997, the Company is considering a number of alternatives. Such alternatives currently include (i) issuing shares of its Common Stock in a private placement or a public offering;
(ii) seeking funding from or engaging in other transactions with UCIC (based on the most recent discussions with UCIC, such arrangement could involve Exstar's acquisitions for nominal amounts of the TCO claims operations and the Transre and Exstar E&S insurance brokerage operations); and (iii) merging with one or more other insurance operations. The Company has not yet determined which of these or other courses of actions to pursue, or which would be likely to be successful, and has not made any commitments with respect to any such or other courses of action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

JBW & CO. LOAN

     The Company currently holds a collateralized loan receivable ("JBW& Co. Loan") in the principal amount of approximately $12.3 million due from JBW & Co., Inc., a California corporation ("JBW & Co."). Management believes that JBW & Co. is currently unable to meet its obligations under the JBW & Co. Loan. The JBW & Co. Loan is collateralized by a pledge by Concord General Corporation, a California corporation affiliated with JBW & Co. ("Concord"), of 81% of the outstanding capital stock of Classic Fire & Marine Insurance Company, an Indiana insurance company ("Classic"). Management believes that Classic's value is highly uncertain, given that its most recent financial statements include certain assets and liabilities the values of which are questionable.

     In view of the uncertainty surrounding the Company's ability to realize value with respect to the JBW & Co. Loan (and the collateral pledged to secure it), the Company has entered into an agreement with JBW & Co., Concord and Classic ("JBW Agreement"), under which the Company has agreed to give up its rights with respect to the JBW & Co. Loan in return for Concord's transfer to the Company of a certain promissory note of Par Mee Development Corporation, an Ohio corporation unaffiliated with the Company or Concord ("Par Mee Note"). The Par Mee Note had an outstanding balance (principal and interest) at June 30, 1997, of approximately $2,142,000, and its repayment is secured by a Deed of Trust and Rent Assignment encumbering certain real estate located in Napa Valley, California with an appraised value of $9 million as of September 16, 1996. In addition to this real estate security, Concord has agreed that 19.8% of the outstanding stock of Classic will remain pledged to the Company as security for the repayment of the Par Mee Note.

     Concurrently with the execution of the JBW Agreement, TCO Holdings, Inc., a Delaware corporation affiliated with but not part of the Company ("TCO Holdings") entered into an agreement with the liquidator of Geneva Assurance Syndicate ("Geneva"), a former Illinois Insurance Exchange syndicate currently in liquidation ("TCO Holdings Agreement"). Pursuant to the TCO Holdings Agreement, the liquidator of Geneva has agreed to return to TCO Holdings preferred stock with an aggregate stated value of approximately $10.8 million. In exchange, TCO Holdings has agreed to deliver to Geneva a promissory note of TCO Holdings in the principal amount of $2.5 million, with four percent annual interest payable on the outstanding principal balance of the note ("TCO Holdings Note"). The TCO Holdings Note would be repaid out of a portion (73.33%) of the amounts payable to TCO Holdings by Alpine pursuant to a certain Service Agreement entered into by Alpine and TCO Holdings (see below), and its repayment would be guaranteed to the extent of $250,000 per year by Peter J. O'Shaughnessy, TCO Holdings' sole and Exstar's majority stockholder. As currently contemplated, the TCO Holdings Note would have an ultimate maturity date of June 30, 2007.

     The consummation of the transactions contemplated by the JBW Agreement and the TCO Holdings Agreement is subject to the satisfaction of a number of conditions precedent, including approval of the TCO Holdings Agreement by the court overseeing the liquidation of Geneva and the favorable resolution of any appeal of such court's decision. There can be no assurance that all such conditions will be satisfied, or that the transactions will be consummated at all or on the terms currently contemplated. If consummated, the transactions are expected to increase Exstar's stockholders' equity (calculated in accordance with generally accepted accounting principles) and Alpine's policyholders' surplus (calculated in accordance with statutory accounting practices) by the amount of the Par Mee Note's balance (approximately $2.1 million at June 30, 1997).

     Effective April 1, 1997, Alpine and TCO Holdings entered into a Service Agreement under which Alpine agreed to pay to TCO Holdings a fee equal to 3.75% of the reinsurance premiums received by Alpine from UCIC pursuant to the Quota Share Arrangement between Alpine and UCIC. In return, TCO Holdings agreed to perform certain services for Alpine in connection with the structuring and consummation of the Quota Share Arrangement. The Service Agreement was approved by the IL DOI.

TCO PAYMENTS UNDER LOAN AGREEMENT

     In December 1993, the Company entered into a formal loan agreement ("Loan Agreement") to loan up to $9 million to TCO. As of December 31, 1996, TCO owed principal of $2.2 million to Exstar and $2.4 million to Alpine pursuant to the Loan Agreement. In June 1997, the Exstar Board of Directors approved Exstar's acceptance of certain business assets of TCO in satisfaction of TCO's indebtedness under the Loan Agreement. The business assets transferred included furniture, fixtures and computer hardware and systems of TCO with a book value of approximately $36,000 and a current appraised value of approximately $2.4 million. In addition, TCO satisfied its payment obligations to the Company in the first and second quarters of 1997 through the transfer to the Company of TCO's rights in interest receivable from an unaffiliated insurer under an insurance Underwriting Management Agreement between TCO and the unaffiliated insurer dated April 1, 1987. The amounts payable by TCO to the Company under the Loan Agreement (and, correspondingly, the amounts of receivables transferred) in the first and second quarters of 1997 were $80,000 and $64,000, respectively. No resolution has yet been reached with respect to the principal amount of TCO's debt to Alpine.

EXSTAR PURCHASE OF EXSTAR COMMON STOCK FROM TCO AND EXSTAR STOCK OPTIONS

     Prior to April 1, 1997, TCO owned 536,000 shares of Exstar common stock. Of this amount, 274,781 shares were the subject of options issued by TCO to TCO employees, Company employees and others. The exercise price of such options was $2.73 per share, and options for all but 916 of the shares were fully vested. In connection with the Company's hiring and continuing employment of the former employees of TCO, effective April 1, 1997, all such TCO options were terminated, and the 536,000 shares of Exstar common stock owned by TCO were transferred to Exstar for a total payment of $5,360. Generally in exchange for the transfer, and also effective April 1, 1997, Exstar agreed to issue incentive stock options for 400,000 shares of Exstar common stock to employees of the Company and its affiliates, including options with respect to 215,682 shares to replace options previously issued by TCO and options with respect to 184,314 additional shares. Certain of these options were granted to Peter O'Shaughnessy, the majority shareholder of Exstar, and other officers of Exstar. The vesting periods for these options generally run through at least January 1, 1999, and the exercise prices for these options are $1.40 per share. In addition, Exstar agreed to issue non-qualifying stock options for 59,099 shares of Exstar common stock to persons not employed by the Company or its affiliates to replace vested options previously issued by TCO. All such non-qualifying stock options are immediately exercisable and have exercise prices of $1.40 per share. Exstar also agreed to consider issuing a limited number of shares of Exstar common stock to satisfy certain liabilities of and obtain certain benefits for the Company and TCO.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.104   Board of Directors Resolution Dated June 30, 1997.

    10.105 Commutation and Release Agreement between Alpine Insurance Company/Transco Syndicate #1 Ltd. and Underwriters Reinsurance Company effective as of April 1, 1997.

    10.106 Cover Note Number 964788 Addendum dated March 7, 1997, to Transco Syndicate No. 1 &/Or Alpine Insurance Company Marine Account Excess of Loss Reinsurance.


    10.107 Cover Note Number 964789 Addendum dated March 7, 1997, to Transco Syndicate No. 1 &/Or Alpine Insurance Company Marine Account Excess of Loss Reinsurance.


    10.108 Assignment of Receivable dated March 31, 1997, between TCO Insurance Services, Inc. and Exstar Financial Corporation.

    10.109 Assignment of Receivable dated March 31, 1997, between TCO Insurance Services, Inc. and Alpine Insurance Company.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

                                    EXSTAR FINANCIAL CORPORATION




Date:  August 11, 1997              By  /s/ Mark Rosenberg
                                       --------------------------
                                       Mark Rosenberg
                                       Chief Financial Officer