Form 10-Q
period 1997-09-30
EXSTAR FINANCIAL CORP
filed 1997-11-14
CIK 893963

===============================================================================


                     SECURITIES AND EXCHANGE COMMISSION

                  ________________________________________


                                  FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997

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

     The aggregate number of shares of the Registrant's common stock outstanding, all of which constitute a single class, was 4,961,500 as of September 30, 1997.


===============================================================================

                        EXSTAR FINANCIAL CORPORATION

                      QUARTER ENDED SEPTEMBER 30, 1997

                                    INDEX


PART I - FINANCIAL INFORMATION


                                                                        Page
                                                                        ----
Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 1997
        (Unaudited) and December 31, 1996..............................   3

        Consolidated Statements of Operations (Unaudited)
        for the three months and nine months ended
        September 30, 1997 and 1996....................................   5

        Consolidated Statement of Changes in
        Stockholders' Equity (Unaudited) for the nine months
        ended September 30, 1997.......................................   6

        Consolidated Statements of Cash Flows
        (Unaudited) for the nine months ended
        September 30, 1997 and 1996....................................   7

        Notes to the Consolidated Financial Statements.................   8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................  13

PART II -  Other Information


Item 4. Submission of Matters to a Vote of Security Holders............  19

Item 5. Other Information..............................................  19

Item 6. Exhibits and Reports on Form 8-K...............................  22

SIGNATURE..............................................................  25


                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                         September 30,                     December 31,
                                                             1997                              1996
                                                          ------------                     -----------
                                                          (Unaudited)                        (Audited)
                                                                     (Dollars in thousands)
                       ASSETS
Fixed maturities available for sale, at market
  (amortized cost: 1997 - $18,423; 1996 - $39,330)        $    18,286                      $   38,800
Equity securities, at market (cost: 1997 - $1,250;
  1996 - $1,250)                                                1,653                           1,531
Mortgage loans - unaffiliated                                   4,263                           4,225
Mortgage loans - affiliated                                       899                             908
Real estate held for investment                                 4,138                           4,255
Real estate held for sale                                       5,331                           6,391
Real estate acquired through foreclosure                          238                             493
Short-term investments                                          3,772                           4,944
                                                          ------------                     -----------
    Total investments                                          38,580                          61,547

Cash and cash equivalents - restricted                            378                           1,129
Cash and cash equivalents - unrestricted                        3,423                           1,390
Accounts receivable - affiliated                                  584                           2,443
Reinsurance recoverable
   Funds held by reinsured companies                            5,036                               0
  Paid losses and loss adjustment expenses                      3,045                           1,576
  Unpaid losses and loss adjustment expenses                   31,148                          33,921
Prepaid reinsurance premiums                                        0                             386
Accrued investment income                                         475                             822
Deferred acquisition costs                                      1,211                             307
Property and equipment, net                                       835                             797
Current income taxes                                              635                               0
Deferred income taxes                                           1,567                           1,700
Other assets                                                    2,228                           2,136
                                                          ------------                     -----------
    Total assets                                             $ 89,145                        $108,154
                                                          ============                     ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



                                                               September 30,                     December 31,
                                                                    1997                              1996
                                                                ------------                       -----------
                                                                (Unaudited)                        (Audited)
                                                                          (Dollars in thousands)
                        LIABILITIES
Unpaid loss and loss adjustment expenses                        $    63,808                        $   86,927
Unearned premium                                                      3,913                             1,365
Reinsurance balances payable                                            820                             1,106
                                                                ------------                       -----------
        Total policy liabilities and accruals                        68,541                            89,398
Notes payable                                                         1,082                             1,588
Current income taxes                                                      0                               375
Accumulated equity in losses of affiliates                            2,638                             3,020
Other liabilities                                                     1,033                             1,247
                                                                ------------                       -----------
        Total liabilities                                            73,294                            95,628
                                                                ============                       ===========



                             STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 30,000,000 shares
  authorized; 5,497,500 shares issued; 4,961,500
  shares outstanding in 1997 and 5,497,500 in 1996                       55                                55
Paid in capital                                                      26,865                            26,865
Net unrealized investment gains (losses)                                312                               (68)
Preferred stock investment - contra equity                          (12,314)                          (12,314)
Retained earnings (deficit)                                             938                            (2,012)
Treasury shares at cost (536,000 shares in 1997; 0 in 1996)              (5)                                0
                                                                ------------                       -----------
        Total equity                                                 15,851                            12,526
                                                                ------------                       -----------
        Total liabilities and stockholders' equity               $    89,145                        $ 108,154
                                                                ============                       ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                         Three months ended September 30,    Nine months ended September 30,
                                                         --------------------------------    -------------------------------
                                                             1997              1996             1997             1996
                                                         -----------       ------------      ----------      -------------
                                                                     (Dollars in thousands except per share data)
                   REVENUES
Premiums earned                                         $     2,174         $    9,839       $    6,731      $    37,742
Premiums ceded                                                 (605)            (4,269)          (1,551)         (17,410)
                                                        -----------         ----------       ----------      -----------
        Net premiums earned                                   1,569              5,570            5,180           20,332
Net investment income - unaffiliated                            493                192            1,834            2,258
Net investment income - affiliated                               94                 32              157              259
Net realized investment losses                                 (141)              (133)            (171)            (229)
Other income                                                     42                 31            3,417              122
                                                        -----------         ----------       ----------      -----------
        Total revenue                                         2,057              5,692           10,417           22,742
                                                        -----------         ----------       ----------      -----------
                   EXPENSES
Loss and loss adjustment expense                              1,317              5,925            4,078           22,708
Reinsurance ceded                                              (363)            (2,562)            (931)         (10,446)
                                                        -----------         ----------       ----------      -----------
        Net loss and loss adjustment expense                    954              3,363            3,147           12,262
Policy acquisition costs amortized                              608              1,409            1,194            6,383
Profit sharing - affiliated                                       0                (35)               0            1,286
Interest expense                                                 37                 27              135               48
Other expenses                                                1,230              1,669            4,351            4,180
                                                        -----------         ----------       ----------      -----------
        Total expenses                                        2,829              6,433            8,827           24,159
                                                        -----------         ----------       ----------      -----------
(Loss) income before equity in income
 of affiliates and Federal income taxes                        (772)              (741)           1,590           (1,417)
                                                        -----------         ----------       ----------      -----------
Equity in income of affiliates                                  194                328              350            1,768
Federal income taxes                                            500                  0            1,010                0
                                                        -----------         ----------       ----------      -----------
        Net (loss) income                               $       (78)        $     (413)      $    2,950      $       351
                                                        ===========         ==========       ==========      ===========
Net (loss) income per common share                      $     (0.01)        $    (0.08)      $     0.57      $      0.06
                                                        ===========         ==========       ==========      ===========
Shares used in computation of net income per
 common share (in thousands)                                  4,962              5,498            5,140            5,498
                                                        ===========         ==========       ==========      ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CHANGES
                           IN STOCKHOLDERS' EQUITY
                                 (Unaudited)

                                                                        Net          Preferred
                                                                     Unrealized        Stock
                                                                     Investment     Investment      Retained    Treasury
                                    Common             Paid in        (Losses)        Contra       (Deficit)     Shares      Total
                                     Stock             Capital         Gains          Equity        Earnings    at Cost     Equity
                                    ------             -------      -----------    ------------    ----------  ---------  ---------
                                                                            (Dollars in thousands)

Balance at December 31, 1996       $    55            $26,865         $    (68)      $ (12,314)      $ (2,012)    $    0   $ 12,526

Change in net unrealized
 investment (losses) gains
  Fixed maturities                                                         391                                                  391
  Equity securities                                                        122                                                  122
  Deferred tax expense                                                    (133)                                                (133)
Purchase of 536,000 shares
  of common stock                                                                                                     (5)        (5)

Net income                                                                                              2,950                 2,950
                                   -------            -------         --------       ---------       --------     ------   --------
Balance at September 30, 1997      $    55            $26,865         $    312       $ (12,314)      $    938     $   (5)  $ 15,851
                                   =======            =======         ========       =========       ========     ======   ========








  The accompanying notes are an integral part of these consolidated financial statements.

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                          Nine months ended September 30,
                                                                         ---------------------------------
                                                                            1997                  1996
                                                                         ----------            -----------
                                                                               (Dollars in thousands)
Cash flows (applied to) provided by operating activities:
 Premiums collected                                                      $   4,650              $   9,859
 Investment income received                                                  2,620                  3,024
 Loss and loss adjustment expense paid, net                                (23,493)               (23,527)
 Interest paid                                                                (135)                   (48)
 Policy acquisition and other expenses paid                                 (6,449)                (8,480)
 Other                                                                       1,948                    525
                                                                         ---------              ---------
  Cash flows applied to operating activities                               (20,859)               (18,647)
                                                                         ---------              ---------
Cash flows provided by (applied to) investment activities:
 Purchase of marketable securities                                               0                (12,338)
 Purchase of property, equipment and real estate                              (255)                   (26)
 Sale or maturity of marketable securities                                  20,624                 17,898
 Sale of property, equipment and real estate                                 1,281                  1,383
 Short-term investments, net                                                 1,172                  7,321
 Mortgage loans funded                                                        (208)                  (295)
 Repayment of mortgage loans                                                   172                    502
                                                                         ---------              ---------
  Net cash provided by investing activities                                 22,786                 14,445
                                                                         ---------              ---------
Cash flows provided by (applied to) financing activities
 Issuance of notes payable                                                     315                      0
 Repayment of notes payable                                                   (821)                  (745)
 Transfers (to) from affiliates                                                (38)                 2,424
 Other                                                                        (101)                   247
 Transfers from (to) restricted cash and cash equivalents                      751                   (376)
                                                                         ---------              ---------
  Net cash provided by financing activities                                    106                  1,550
                                                                         ---------              ---------
 Net increase (decrease) in unrestricted cash and cash equivalent            2,033                 (2,652)

Unrestricted cash and cash equivalents - beginning of period                 1,390                  4,028
                                                                         ---------              ---------
Unrestricted cash and cash equivalents - end of period                   $   3,423              $   1,376
                                                                         =========              =========




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

   The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


The following sets forth the financial position and results of operations of
TCO:

                                                  September 30,    December 31,
                                                      1997            1996
                                                  -------------    ------------
                                                       (Dollars in thousands)
ASSETS:
  Cash and investments......................       $  3,336        $  4,931
  Accounts receivable.......................          5,600           4,915
  Property and equipment....................             28             119
  Other assets..............................            734             914
                                                   --------        --------
    Total assets............................          9,698          10,879
                                                   ========        ========
LIABILITIES:
  Premiums payable -- affiliated............         18,943          19,304
  Notes payable.............................          2,405           4,581
  Due to affiliates.........................          1,066             718
  Net unearned commission income............              0             659
  Other liabilities.........................          2,896           3,428
                                                   --------        --------
    Total liabilities.......................         25,310          28,690

PREFERRED STOCK:
  Series A 11.3% cumulative redeemable,
    nonvoting, stated value $10,000 per
    share, 3,500 shares authorized; issued
    and outstanding --1,075 in 1997
    and 1996................................         12,035          12,035

STOCKHOLDER'S EQUITY:
  Stockholder's accumulated deficiency......        (27,647)        (29,846)
                                                   --------        --------
Total liabilities, preferred stock
  and stockholder's accumulated deficiency..       $  9,698        $ 10,879
                                                   ========        ========

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                      For the nine months ended
                                                             September 30,
                                                      -------------------------
                                                          1997         1996
                                                     ------------   -----------
                                                       (Dollars in thousands)
REVENUES:
  Net commissions earned............................    $   752       $ 5,592
  Other revenues....................................        667           604
                                                        -------       -------
    Total revenues..................................      1,419         6,196
                                                        -------       -------
EXPENSES:
  Personnel costs...................................        127         2,720
  Office and selling expenses.......................          4         1,022
  Depreciation......................................         50            63
  Interest..........................................        253           502
  Other expenses....................................        397           493
                                                        -------       -------
    Total expenses..................................        831         4,800
                                                        -------       -------
      Income before extraordinary item
        and Federal income taxes....................        588         1,396

  Extinguishment of debt -- affiliated..............      2,028             0
    Federal income tax expense......................          0            25
                                                        -------       -------
      Net income....................................      2,616         1,371
                                                        =======       =======

Beginning stockholder's accumulated deficiency......     29,846        30,900
                                                        -------       -------
  Net income........................................     (2,616)       (1,371)
  Increase in subscription note receivable..........        417           629
                                                        -------       -------
      Net change....................................     (2,199)         (742)
                                                        -------       -------
Ending stockholder's accumulated deficiency.........    $27,647       $30,158
                                                        =======       =======

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


The following sets forth the computation of the equity in income of affiliates included in the Statement of Operations:


                                                    For the nine months ended
                                                           September 30,
                                                  -----------------------------
                                                      1997              1996
                                                  --------------  -------------
                                                      (Dollars in thousands)
Increase in net equity of TCO...............      $  (2,199)          $   (742)
Reclassifications:
  Extinguishment of debt - affiliated.......          2,028                  0
  Interest on advances......................           (179)            (1,026)
                                                  ---------           --------
    Equity in income of affiliates..........      $    (350)          $ (1,768)
                                                  =========           ========

Accumulated equity in losses of affiliates comprises:

                                                  September 30,    December 31,
                                                     1997               1996
                                                  -------------    ------------
                                                     (Dollars in thousands)
  Cumulative adjusted losses................      $  18,191           $ 18,363
  Amounts advanced by and other amounts due
    to the Company from TCO.................         15,553             15,343
                                                  ---------           --------
      Accumulated equity in losses
        of affiliates.......................      $   2,638           $  3,020
                                                  =========           ========

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


3. NET INCOME PER COMMON SHARE

   Net income per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. On April 1, 1997, Exstar acquired 536,000 of its outstanding shares of common stock from TCO at par value ($0.01 per share). The weighted average numbers of shares of common stock outstanding for the nine months ended September 30, 1997 and 1996 were 5,140,000 and 5,498,000, respectively. There were no common stock equivalents.

4. STATUTORY INFORMATION

   The surplus as regards policyholders of Alpine determined in accordance with statutory accounting practices as of September 30, 1997 and 1996 was $11,958,000 and $12,044,000, respectively. The net loss of Alpine determined in accordance with statutory accounting practices for the nine months ended September 30, 1997 was $2,031,000. The net income of Alpine determined in accordance with statutory accounting practices for the nine months ended September 30, 1996 was $2,496,000.

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

    The operations and business of Exstar Financial Corporation and its subsidiaries ("Exstar" if referring to the parent company only, or the "Company" if referring to Exstar and its subsidiaries) have undergone fundamental changes since the beginning of 1996. Some of the most important changes include those described below.

1. At the beginning of 1996, the Company was engaged principally in "direct" underwriting ("direct" underwriting consists of issuing insurance policies directly to insureds). Since August 1996 the Company has ceased issuing direct insurance as a consequence of A.M. Best Company ("Best") rating downgrades and certain regulatory restrictions relating to the Company's insurance company subsidiaries.

2. At the beginning of 1996, one of Exstar's insurance company subsidiaries, Alpine Insurance Company ("Alpine"), had a Best rating of A- (Excellent), and the other of Exstar's insurance company subsidiaries, Transco Syndicate #1 Ltd. ("Syndicate"), had a Best rating of B+ (Very Good). In April 1996 both companies' Best ratings were reduced to C's (Marginal) (under review). In September 1997, Alpine's rating was increased to C++ and the rating was removed from being under review.

3. At the beginning of 1996, the Company's insurance company subsidiaries were authorized to operate on a surplus lines basis in approximately 45 states. During the second half of 1996 and the first three quarters of 1997 these authorizations were lost or restricted in twelve jurisdictions, representing in excess of 80% of the Company's historical premium revenues, and additionally Alpine was placed under an order ("Illinois Order") requiring prior approval of all of its significant expenditures and commitments by the Illinois Department of Insurance ("Illinois DOI").

4. At the beginning of 1996, the Company's insurance business was conducted through Alpine and Syndicate. Effective December 31, 1996, Syndicate's operations were merged into Alpine and for the first three quarters of 1997, Alpine was the Company's only significant operating subsidiary.

5. At the beginning of 1996, almost all of the management, underwriting, claims handling, investment and other functions of the Company were performed by staff of TCO Insurance Services, Inc., an affiliate under common control with but not part of the Company, and TCO Insurance
    Services, Inc.'s affiliates (collectively "TCO"), and compensation and general and administrative costs associated with that performance were borne directly by TCO. Since August 1996, most of the compensation expense and general administrative costs have been borne directly by the Company.

6. Effective as of October 1, 1997, the Company acquired from TCO for a nominal amount the TCO claims operation, Claims Control Corporation ("CCC"), an Illinois corporation, and CCC became a direct, wholly-owned subsidiary of Exstar as of that date. Also effective as of October 1, 1997, the Company acquired from Peter J. O'Shaughnessy the Company's majority stockholder, for a nominal amount (i) WESTCAP Insurance Services, Inc. ("Westcap"), a surplus lines broker which had no prior operations and (ii) the insurance brokerage operations previously performed by Exstar E&S Insurance Services ("Exstar E&S"). Westcap was made a direct, wholly-owned subsidiary of Exstar as of October 1, 1997, and now performs all of the Company's insurance brokerage operations.

    For more complete descriptions of certain of these and other changes, see the Company's Form 10-K for the year ended December 31, 1996.

     Because of the foregoing and other changes that are continuing in 1997, differences in the Company's results of operations between 1996 and 1997 are not necessarily indicative of trends or likely results of operations for 1997 or future periods.

     This Form 10-Q contains certain "forward looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward looking statements. A number of important factors could cause the actual future results, performance and achievements of the Company to differ materially from those expressed in such forward looking statements. These include, without limitation (i) any discontinuation or material adverse change in the terms and conditions of the Company's and its affiliates' business arrangements with third parties, including in particular Alpine's casualty quota share reinsurance agreement ("Quota Share Arrangement") with United Capitol Insurance Company (together with its affiliates, "UCIC"), which became effective April 1, 1997, and pursuant to which Alpine assumes a portion of the business previously placed with UCIC by Exstar E&S and Transre Insurance Services ("Transre"), a TCO surplus lines broker, and since October 1, 1997, placed with UCIC by Westcap; (ii) any material adverse changes in UCIC's financial condition or regulatory authorities; (iii) any material increase in competition; and (iv) any material adverse changes in the Illinois DOI's oversight of Alpine.

     The Company ceased issuing direct insurance in August 1996. This resulted in a sharp decline in the Company's earned premium revenue during the second half of 1996, and has caused a further decline in the Company's earned premium from direct insurance during 1997. The Company, however, in the second quarter of 1997 began earning premium revenue through the Quota Share Arrangement with UCIC which became effective April 1, 1997. The premium assumed by the Company initially was 30% of the net premiums accruing to UCIC on such business, including premiums unearned as of April 1, 1997 (in the amount of approximately

$13.6 million), and premiums on policies issued after such date.

     The Company and UCIC have agreed, subject to Illinois DOI approval, to increase Alpine's participation to 50% on all insurance business placed with UCIC by Westcap with effective dates of October 1, 1997 or later ("Quota Share Arrangement Amendment"). In connection with the Quota Share Arrangement Amendment, the Company agreed to issue UCIC warrants to purchase up to 500,000 shares of Exstar common stock, as more completely described in Part II. OTHER
INFORMATION: Item 5.  Other Information.

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

     The Company reduced its underwriting expenses during 1996 by terminating its insurance company subsidiaries' management agreements with TCO, thereby terminating the Company's obligation to pay commissions and profit-sharing amounts to TCO (subject to a final determination of obligations between the parties, if any), and such expenses were virtually eliminated following the Company's decision to cease issuing new and renewal insurance policies in August 1996. The Company, however, is incurring and will continue to incur significant underwriting expenses under the Quota Share Arrangement. Of the net premium assumed by Alpine, Alpine (i) allows UCIC to retain approximately 30% as a ceding commission and (ii) generally pays 3.75% to TCO Holdings as an override commission. Additionally, during the second half of 1996 the Company began assuming a substantial amount of personnel costs and operating expenses previously borne by TCO. These expenses, which previously would have been included in the Company's underwriting expenses, have been included in the Company's other expenses since August 1, 1996. Until September 30, 1997, these expenses were being offset in part by reimbursements from Exstar E&S and Transre. Effective October 1, 1997, CCC's and Westcap's expenses will be included in the Company's other expenses, and their revenues will be included in the Company's other income.

RESULTS OF OPERATIONS

     Gross written premiums were $2.2 million for the third quarter of 1997, compared to a negative $600,000 for the third quarter of 1996 (the 1996 amount being the result of cancellations following the Company's ceasing issuing direct insurance in August 1996). Gross written premiums were $9.3 million for the nine months ended September 30, 1997, compared to $14.1 million for the nine months ended September 30, 1996. These differences reflect principally $10.8 million of direct premiums written by the Company during the first quarter of 1996, prior to the full impact of the Best rating downgrades and regulatory restrictions; and the absence of direct written premiums in 1997 resulting from management's decision to cease writing direct insurance in August 1996, offset by the Quota Share Arrangement in 1997. Almost all of the gross written premiums for 1997 are premiums assumed by Alpine as a reinsurer of UCIC pursuant to the Quota Share Arrangement which became effective April 1, 1997. The Company expects gross written premiums to be in the range of $3.8 to $4.3 million for the fourth quarter of 1997 as a consequence of (i) the Quota Share Arrangement Amendment, assuming regulatory approval, increasing Alpine's participation from 30% to 50% effective October 1, 1997, and (ii) a moderate increase in gross written premiums subject to the Quota Share Arrangement resulting primarily from including additional lines of business historically underwritten by TCO and more competitive pricing on certain classes of business where management believes underwriting results justify the pricing changes.

     Net premiums earned, consisting of premiums earned less premiums ceded (generally earned ratably over individual policy periods), for the third quarter of 1997 were $1.6 million, compared to $5.6 million for the third quarter of 1996. Net premiums earned for the nine months ended September 30, 1997, were $5.2 million, compared to $20.3 million for the nine months ended September 30, 1996. The decreases directly resulted from the decreases in gross written premiums. The Company expects net premiums earned may increase moderately during the remainder of 1997 as a consequence of the Quota Share Arrangement, the Quota Share Arrangement Amendment (assuming regulatory approval) and the expected increase in gross written premiums.

     Net investment income for the third quarter of 1997 was $600,000. Net investment income for the nine months ended September 30, 1997, was $2.0 million, compared to $2.5 million for the nine months ended September 30, 1996, a decrease of 20.9%. The decrease was caused principally by a 33.2% decrease in average investable assets between the two nine month periods resulting from negative cash flow from operations, as loss and loss adjustment expense payments and other expenses have exceeded revenues since the Company ceased issuing direct insurance in August 1996. The Company expects net investment income to continue to decline during the remainder of 1997 as prior years' losses and expenses continue to be paid, though the decline is expected to be offset to some extent by investment income earned by Alpine on premium assumed by Alpine under the Quota Share Arrangement.

     Other income was minimal for the third quarters of both 1997 and 1996. Other income was $3.4 million for the nine months ended September 30, 1997, compared to $100,000 for the nine months ended September 30, 1996. The other income in 1997, reflecting proceeds less certain related expenses, was principally a consequence of a one-time settlement of a lawsuit against the Company's former independent auditors. Other income for the remainder of 1997 is expected to increase somewhat as a consequence of the Company's acquisitions of CCC and Westcap effective October 1, 1997, but otherwise to remain dependent principally on various corporate and other transactions which remain uncertain.

     Net loss and loss adjustment expense incurred during the third quarter of 1997 totaled $1.0 million, down 71.6% from $3.4 million in the third quarter of 1996. Net loss and loss adjustment expense incurred for the nine months ended September 30, 1997, was $3.1 million, down 74.3% from $12.3 million for the nine months ended September 30, 1996. Net loss and loss adjustment expense as a portion of net premiums earned was 60.8% for the first nine months of 1997 compared to 60.3% for the first nine months of 1996. The decrease in net loss and loss adjustment expense incurred between the periods resulted from the decrease in net premiums earned. The Company expects net loss and loss adjustment expense during the remainder of 1997 to increase in proportion to the increase in net premiums earned, with the ratio of net loss and loss adjustment expense to net premiums earned remaining in the 60% range.

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

     The Company's other underwriting expenses for the third quarter of 1997 were $600,000, compared to $1.4 million for the third quarter of 1996. Other underwriting expenses for the nine months ended September 30, 1997, were $1.2 million, compared to $7.7 million for the nine months ended September 30, 1996. The ratio of the Company's other underwriting expenses to net premiums earned was 23.1% for the first nine months of 1997 compared to 37.7% for the first nine months of 1996. The decrease in other underwriting expenses between the periods was attributable to (i) the decrease in net premiums earned, (ii) reduced net expenses resulting from termination of the management agreements with TCO and (iii) additional reinsurance commissions recognized in 1997 resulting from favorable loss development on certain reinsured lines of business. The Company expects other underwriting expenses during the remainder of 1997 to increase in proportion to the increase in net premiums earned, as, under the Quota Share Arrangement, Alpine (i) allows UCIC to retain a ceding commission of approximately 30% of the premiums assumed by Alpine and (ii) generally pays 3.75% of the premiums assumed by Alpine to TCO Holdings as an override commission.

     Other expenses, consisting of professional fees, personnel costs and other costs, were $1.2 million in the third quarter of 1997, compared to $1.7 million in the third quarter of 1996. Other expenses were $4.4 million for the nine months ended September 30, 1997, compared to $4.2 million for the nine months ended September 30, 1996. The increase was principally due to Alpine's assuming a portion of the personnel and general and administrative costs previously borne by TCO, including payment of bonuses to personnel in 1997, partially offset by a reduction in legal and professional expenses. The Company anticipates an increase in other expenses during the remainder of 1997 as a consequence of (i) the operating expenses of CCC and Westcap following their acquisitions effective October 1, 1997 (such expenses not otherwise borne by the Company averaged approximately $300,000 - $350,000 per month for the third quarter of 1997), offset by (ii) reduced fees and costs resulting from settlement of the lawsuit against the Company's former independent auditors and reduced fees resulting from a decrease in regulatory and operational issues.

     Equity in income or losses of affiliates, included in the Company's results due to the Company's adoption of a form of equity accounting in 1995, generally reflects TCO's net income or loss for the period after certain adjustments. Equity in income of affiliates for the third quarter of 1997 was $200,000, compared to $300,000 for the third quarter of 1996. Equity in income of affiliates for the nine months ended September 30, 1997, was $400,000, compared to $1.8 million for the nine months ended September 30, 1996. The smaller amounts in 1997 reflect the minimal revenues generated by TCO after Exstar's insurance company subsidiaries ceased issuing direct insurance in August 1996 and the management agreements with TCO were terminated. The Company anticipates that equity in income or losses of affiliates during the remainder of 1997 generally should be minimal, as TCO will have virtually no revenues and no expenses relating to operations. The Company believes, however, that additional equity in income of affiliates could be generated if TCO is successful in settling certain of its existing liabilities (other than liabilities to the Company) at less than their book values.

     Net (loss)income per common share was a loss of $0.01 for the third quarter of 1997, compared to a loss of $0.08 for the third quarter of 1996. Net income per common share was $0.57 for the nine months ended September 30, 1997, compared to $0.06 for the nine months ended September 30, 1996. The increase in net income per common share between the nine-month periods was almost entirely a consequence of the settlement of the lawsuit against the Company's former independent auditors, offset somewhat by the decrease in equity in income of affiliates. The Company's net income per common share for the three months ended September 30, 1997, included a non-recurring tax benefit of $0.10 per share, relating principally to amendments of prior years' Federal tax returns. Absent this tax benefit, the Company's net income per common share for the period would have been a loss of $0.11 per share.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, cash and investments totaled $42.4 million compared to $64.1 million at December 31, 1996. The decrease resulted from net cash applied to operations of $20.9 million for the first nine months of 1997, compared to $18.7 million of cash applied to operations for the first nine months of 1996. The increase in net cash applied to operations in the first nine months of 1997 resulted principally from a decrease in premium revenues which was a consequence of the cessation of direct premium writings in 1996, offset to some extent by a decrease in payments of policy acquisition and other expenses. The Quota Share Arrangement had no material impact on the Company's cash flows for either period, as it did not become effective until April 1, 1997, and most of the premium funds are being held by UCIC.

     In order to fund the cash applied to operations during the first nine months of 1997, the Company continued to liquidate investments at more accelerated rates than historically had been necessary.

     The Company does not anticipate that it will issue direct insurance in 1997. Additionally, under the Quota Share Arrangement, most of the premiums ultimately due to Alpine will be withheld by UCIC for some time (perhaps several years), unless the Quota Share Arrangement is modified to allow Alpine to receive some or all of the premium funds that otherwise would be held by UCIC pursuant to the current terms and conditions of the Quota Share Arrangement (no commitments have been made or regulatory approvals sought regarding any such modification), and the investment income payable to and earned by Alpine initially will be relatively insignificant. The Company's cash available to fund operations, consequently, will be very limited.

     Management expects the Company will need, for at least the remainder of 1997, to continue to liquidate investments as the Company's principal source of cash to fund its operations.

     To satisfy the Company's cash needs beyond 1997, the Company is considering a number of alternatives. Such alternatives currently include (i) issuing shares of its Common Stock in a private placement or a public offering;
(ii) seeking funding from or engaging in other transactions with UCIC; and
(iii) merging with one or more other insurance operations. The Company has not yet determined which courses of actions to pursue, or which would be likely to be successful, and has not made any commitments with respect to any such or other courses of action.

                         PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     1. The Annual Meeting of Stockholders of the Company was held on September 16, 1997.

     2. At the Annual Meeting, the stockholders voted to elect Steven C. Shinn and David W. Fleming to the Company's Board of Directors as Class II directors, casting votes for both as follows:

                                                      Authority
                         For     Against  Withheld   Abstentions   Non-Votes
                         ---     -------  --------   -----------   ---------
     Steven Shinn    4,422,653     ---     9,625         ---          ---
     David Fleming   4,422,653     ---     9,625         ---          ---

     Peter O'Shaughnessy and Frank Johnson continue to serve as directors of the Company following the meeting.


ITEM 5.  OTHER INFORMATION

JBW & CO. LOAN

     The Company currently holds a collateralized loan receivable ("JBW & Co. Loan") in the principal amount of approximately $12.3 million due from JBW & Co., Inc., a California corporation ("JBW & Co."). Management believes that JBW & Co. is currently unable to meet its obligations under the JBW & Co. Loan. The JBW & Co. Loan is collateralized by a pledge by

Concord General Corporation, a California corporation affiliated with JBW & Co. ("Concord"), of 81% of the outstanding capital stock of Classic Fire & Marine Insurance Company, an Indiana insurance company ("Classic"). Management believes that Classic's value is highly uncertain, given that its most recent financial statements include certain assets and liabilities the values of which are questionable.

     In view of the uncertainty surrounding the Company's ability to realize value with respect to the JBW & Co. Loan (and the collateral pledged to secure it), the Company has entered into an agreement with JBW & Co., Concord and Classic ("JBW Agreement"), under which the Company has agreed to give up its rights with respect to the JBW & Co. Loan in return for Concord's transfer to the Company of a certain promissory note of Par Mee Development Corporation, an Ohio corporation unaffiliated with the Company or Concord ("Par Mee Note"). The Par Mee Note had an outstanding balance (principal and interest) at September 30, 1997, of approximately $2,142,000, and its repayment is secured by a Deed of Trust and Rent Assignment encumbering certain real estate located in Napa Valley, California with an appraised value of $9 million as of September 16, 1996. In addition to this real estate security, Concord has agreed that 19.8% of the outstanding stock of Classic will remain pledged to the Company as security for the repayment of the Par Mee Note.

     Concurrently with the execution of the JBW Agreement, TCO Holdings, Inc., a Delaware corporation affiliated with but not part of the Company ("TCO Holdings") entered into an agreement with the liquidator of Geneva Assurance Syndicate ("Geneva"), a former Illinois Insurance Exchange syndicate currently in liquidation ("TCO Holdings Agreement"). Pursuant to the TCO Holdings Agreement, the liquidator of Geneva has agreed to return to TCO Holdings preferred stock with an aggregate stated value of approximately $10.8 million. In exchange, TCO Holdings has agreed to deliver to Geneva a promissory note of TCO Holdings in the principal amount of $2.5 million, with four percent annual interest payable on the outstanding principal balance of the note ("TCO Holdings Note"). The TCO Holdings Note would be repaid out of a portion (73.33%) of the amounts payable to TCO Holdings by Alpine pursuant to a certain Service Agreement entered into by Alpine and TCO Holdings (see below), and its repayment would be guaranteed to the extent of $250,000 per year by Peter J. O'Shaughnessy, TCO Holdings' sole and Exstar's majority stockholder. As currently contemplated, the TCO Holdings Note would have an ultimate maturity date of September 30, 2007.

     The consummation of the transactions contemplated by the JBW Agreement and the TCO Holdings Agreement is subject to the satisfaction of a number of conditions precedent, including resolution of potential competing claims against the Par Mee Note and ultimate approval of certain portions of the transaction by the court overseeing the liquidation of Geneva and various regulatory authorities. There can be no assurance that all such conditions will be satisfied, or that the transactions will be consummated at all or on the terms currently contemplated. If consummated, the transactions are expected to increase Exstar's stockholders' equity (calculated in accordance with generally accepted accounting principles) and Alpine's policyholders' surplus (calculated in accordance with statutory accounting practices) by up to the amount of the Par Mee Note's balance (approximately $2.1 million at September 30, 1997).

     Effective April 1, 1997, Alpine and TCO Holdings entered into a Service Agreement under which Alpine agreed to pay to TCO Holdings a fee equal to 3.75% of the reinsurance premiums received by Alpine from UCIC pursuant to the Quota Share Arrangement between Alpine and UCIC. In return, TCO Holdings agreed to perform certain services for Alpine in connection with the structuring and consummation of the Quota Share Arrangement. The Service Agreement was approved by the Illinois DOI.

TCO PAYMENTS UNDER LOAN AGREEMENT

     In December 1993, the Company entered into a formal loan agreement ("Loan Agreement") to loan up to $9 million to TCO. As of December 31, 1996, TCO owed principal of $2.2 million to Exstar and $2.4 million to Alpine pursuant to the Loan Agreement. In June 1997, the Exstar Board of Directors approved Exstar's acceptance of certain business assets of TCO in satisfaction of TCO's indebtedness under the Loan Agreement. The business assets transferred included furniture, fixtures and computer hardware and systems of TCO with a book value of approximately $36,000 and a current appraised value of approximately $2.4 million. In addition, TCO satisfied its payment obligations to the Company in the first and second quarters of 1997 through the transfer to the Company of TCO's rights in interest receivable from an unaffiliated insurer under an insurance Underwriting Management Agreement between TCO and the unaffiliated insurer dated April 1, 1987. The amounts payable by TCO to the Company under the Loan Agreement (and, correspondingly, the amounts of receivables transferred) in the first and second quarters of 1997 were $80,000 and $64,000, respectively. TCO made no payments to Alpine during the third quarter of 1997 and no resolution has been reached with respect to TCO's debt to Alpine.

EXSTAR ISSUANCE OF WARRANTS

     Effective October 1, 1997, Alpine obtained (subject to Illinois DOI approval) an increase in its participation under the Quota Share Arrangement from 30% to 50%. In connection with the increase, Exstar issued to Frontier Insurance Group, Inc., the ultimate parent of UCIC, a warrant to purchase up to 500,000 shares of Exstar common stock at a purchase price of (i) $3.60 per share for the first 100,000 shares, and (ii) 115% of the Company's adjusted December 31, 1997, book value per share for the remaining 400,000 shares (calculated generally as the Company's December 31, 1997, stockholders' equity determined in accordance with generally accepted accounting principles, plus an amount equal to 83.33% of the sum of (a) the Company's accumulated equity in losses of affiliates not included in the Company's stockholders' equity at December 31, 1997, and (b) the Company's reserve against its deferred tax asset at December 31, 1997 -- which amounts totaled approximately $8 million at September 30, 1997). The rights to purchase the Exstar stock pursuant to the warrant vest over three years beginning October 1, 1997, with the rights to purchase the last 400,000 shares being contingent on a number of conditions, principally including continuation of Alpine's 50% participation under the Quota Share Arrangement Amendment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   10.110    Claim Service Agreement dated as of July 1, 1997 between Claims
             Control Corporation and Frontier Pacific Insurance Company.

   10.111    Limited Agency Agreement dated as of June 24, 1996 between
             Frontier Pacific Insurance Company and Transre Insurance Services and Exstar E&S Insurance Services.

   10.112    Consulting Agreement dated August 6, 1997 between TCO Insurance
             Services and Steven C. Shinn.

   10.113 Amendment No. 1 to Settlement Agreement dated June 2, 1997 between Central National Insurance Company and Transre Insurance
             Services and TCO Holdings, Inc.

   10.114    JBW Restructuring Agreement dated as of June 30, 1997, between
             Concord General Corporation, JBW & Co., Inc., Classic Fire and
             Marine Insurance Company and Alpine Insurance Company and TCO
             Holdings, Inc.

   10.115 Amendment to Note Secured by Deed of Trust dated as of December 5, 1996 by Par Mee Development, Inc., and Concord General
             Corporation.

   10.116    Note Secured by Deed of Trust in the amount of $3,500,000 dated
             October 19, 1994 by Par Mee Development, Inc.

   10.117    Assignment of Deed of Trust dated October 27, 1994 by American
             Canyon Partners.

   10.118    Escrow Agreement by and among Concord General Corporation, JBW &
             Co., Inc., Classic Fire & Marine Insurance Company, Alpine
             Insurance Company, TCO Holdings, Inc., and Katten Muchin & Zavis

   10.119    Restructuring Agreement dated as of June 30, 1997, between Mark
             Boozell, Director of Insurance of the State of Illinois, as liquidator of Geneva Assurance Syndicate, Inc. and TCO Holdings,
             Inc.

   10.120    Form of Promissory Note in the amount of $2,500,000 dated June 30,
             1997 by TCO Holdings, Inc. to Geneva Assurance Syndicate, Inc.

   10.121    Form of Assignment and Payment Direction dated June 30, 1997 by
             TCO Holdings, Inc. to Geneva Assurance Syndicate, Inc., and Alpine
             Insurance Company.

   10.122    Service Agreement between TCO Holdings, Inc. and Alpine
             Insurance Company.

   10.123    Agreement dated as of October 1, 1997 between Exstar Financial
             Corporation and Frontier Insurance Group, Inc.

   10.124    Form of Warrant of Exstar Financial Corporation to Frontier
             Insurance Group, Inc.

   27        Financial Data Schedule

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

                                     EXSTAR FINANCIAL CORPORATION



Date:  November 11, 1997             By  /s / Mark Rosenberg
                                         --------------------------
                                         Mark Rosenberg
                                         Chief Financial Officer