Form 10-K
period 1997-12-31
EXSTAR FINANCIAL CORP
filed 1998-04-15
CIK 893963

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X   No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____.

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on March 31, 1998.

                                   $4,102,500

     The number of shares outstanding of the registrant's Common Stock, par value $0.01, as of March 31, 1998, was 4,961,500.

                          EXSTAR FINANCIAL CORPORATION

                               INDEX TO EXHIBITS




EXHIBITS


     10.125  Lease dated as of April 3, 1998, by and between Alpine Insurance Company and Rob Rosenberry.
         27  Financial Data Schedule

ITEM 1. BUSINESS
OVERVIEW OF CURRENT BUSINESS OPERATIONS

     This 1997 Form 10-K contains certain "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties. When used in this Form 10-K, the words "anticipate," "believe," "estimate" and "expect" and similar expressions as they relate to the "Company" (as hereinafter defined) and its management are intended to identify such forward-looking statements. A number of important factors could cause the actual results, performance or achievements of the Company for 1998 and beyond to differ materially from those expressed in such forward-looking statements. (See " -- Proposed Future Operations and Organizational Changes; Relationship with Frontier," " -- Relationship with TCO" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" -- Item 7.)

     Exstar Financial Corporation ("Exstar" if referring to the parent company, or the "Company" if referring to Exstar and its direct and indirect subsidiaries) is a holding company which owns (i) Alpine Insurance Company, an Illinois property and casualty insurance company ("Alpine"), (ii) WESTCAP Insurance Services, Inc., a California corporation which produces and underwrites property and casualty insurance business ("WESTCAP"), and (iii) Claims Control Corporation, an Illinois corporation which manages insurance claims ("Claims Control"). Prior to August 1996, the Company was engaged principally in the "direct" issuance (e.g., issuance of insurance policies directly to insureds) of casualty insurance on a surplus lines basis. As a result of events occurring in late 1995 and in 1996, however, including A. M. Best Company ("Best") rating downgrades and regulatory restrictions, the Company ceased issuing direct insurance in August 1996. Since then the Company's business activities have consisted principally of producing surplus lines casualty insurance business for a group of insurance companies unaffiliated with the Company, managing claims arising out of such insurance business and assuming reinsurance from the unaffiliated insurance companies principally on the business produced for them by the Company. The Company also is running off the direct insurance Alpine and its former parent company, Transco Syndicate #1 Ltd. ("Syndicate"), wrote prior to August 1996. The Syndicate previously was a syndicate member of the Illinois Insurance Exchange, now renamed INEX Insurance Exchange ("IIE"). In late 1996, the Syndicate's liabilities and assets (other than the stock of Alpine) were transferred to Alpine, and it ceased functioning as an insurance company. (See " -- Regulation -- Combination of the Syndicate with Alpine.")

     WESTCAP became a subsidiary of Exstar effective October 1, 1997. It was acquired on that date from Peter J. O'Shaughnessy, the Company's chief executive officer and principal stockholder, for nominal consideration. Upon WESTCAP's acquisition by Exstar, WESTCAP entered into Limited Agency Agreements ("Limited Agency Agreements") with three insurance company subsidiaries of Frontier Insurance Group, Inc., a publicly held Delaware insurance holding company ("Frontier"). These Frontier insurance companies ("Frontier Companies") are United Capitol Insurance Company, an Illinois insurance company with "statutory policyholders' surplus" (statutory policyholders' surplus generally is net worth determined in accordance with insurance regulatory accounting requirements) at December 31, 1997 of $60.1 million ("UCIC"),

Frontier Pacific Insurance Company, a California insurance company with statutory policyholders' surplus at December 31, 1997, of $31.2 million ("FPIC"), and Frontier Insurance Company, a New York insurance company with statutory policyholders' surplus at December 31, 1997, of $276.4 million ("FIC"). FIC is licensed to issue admitted insurance coverages in all 50 states and, together, FPIC and UCIC are authorized to issue surplus lines insurance coverage in all 50 states. Each of the Frontier Companies has an A- (Excellent) Best rating.

     Pursuant to the Limited Agency Agreements, WESTCAP produces insurance business for the Frontier Companies generally through licensed subproducers unaffiliated with the Company. For its services under the Limited Agency Agreements, WESTCAP generally receives an aggregate commission of 27.5% of the gross written premium collected by it on business placed with the Frontier Companies. WESTCAP retains approximately 40% of this aggregate commission and pays the balance of approximately 60% of the aggregate commission to subproducers of WESTCAP. The Limited Agency Agreements are terminable by either party upon 90 days' prior written notice to the other party, as of the end of any calendar quarter. WESTCAP is not currently producing or underwriting insurance business for any insurer or other entity not affiliated with the Frontier Companies. The business currently being produced for the Frontier Companies by WESTCAP is similar to the insurance business previously produced for the Company by TCO Insurance Services, Inc. ("TCO-IL") before early 1996, and produced for the Frontier Companies by Transre Insurance Services ("Transre") and Exstar E&S Insurance Services ("E&S") from June 1996 through September 1997. TCO-IL, Transre and E&S are affiliated with the Company through the common controlling ownership of Mr. O'Shaughnessy, but are not subsidiaries of Exstar. Upon termination of the Frontier Companies' prior contracts with Transre and E&S, the individuals performing services for E&S became employees of WESTCAP.

     Claims Control also became a subsidiary of Exstar effective October 1, 1997. It was acquired on that date for nominal consideration from TCO Insurance Services, a California corporation indirectly wholly owned by Mr. O'Shaughnessy ("TCO-CA"). Pursuant to Claim Service Agreements ("Claim Service Agreements") entered into by Claims Control with the Frontier Companies, Claims Control handles on behalf of the Frontier Companies claims arising out of (i) insurance business currently produced through WESTCAP, (ii) since October 1, 1997, insurance business produced directly for the Frontier Companies through Trinity E&S Insurance Services, Inc., a California corporation which is majority owned by Mr. O'Shaughnessy and which acts as a general agent ("Trinity"), and (iii) insurance business previously produced for the Frontier Companies through Transre and E&S. For such claims handling services, the Frontier Companies compensate Claims Control at an hourly rate calculated on a cost plus basis with respect to the Claims Control employees performing services for the Frontier Companies. The Claim Service Agreements have five-year terms and are terminable prior to the end of the terms by either party on 60 days' prior notice to the other party. Claims Control also handles claims under policies directly issued by the Company prior to August 1996. Claims Control does not currently receive compensation for handling claims from any insurer or other entity not affiliated with the Frontier Companies or the Company.

     As indicated above, Alpine ceased issuing direct insurance in 1996. In March 1998, because of its reduced statutory policyholders' surplus, risk-based capital and financial condition generally, Alpine voluntarily withdrew as an authorized surplus lines insurer in each jurisdiction in which it then remained authorized (Alpine had previously lost its surplus lines authority to write direct business in a number of jurisdictions, including California, that had accounted for most of Alpine's direct premium revenues). As an alternative to issuing direct insurance, Alpine entered into a casualty quota share reinsurance agreement with UCIC effective April 1, 1997 ("UCIC Quota Share Arrangement"). Under the UCIC Quota Share Arrangement, UCIC ceded to Alpine, and Alpine assumed, a 30% quota share portion of the net insurance premium produced for UCIC by Transre and E&S (after the cost of other reinsurance, which historically has been approximately 5% of total premium). In June 1997, Alpine also entered into a reinsurance arrangement with FPIC ("FPIC Quota Share Arrangement") under which FPIC ceded to Alpine, and Alpine assumed, a 50% quota share portion of certain Texas alternative workers' compensation-related premium produced for FPIC by Transre and E&S (the FPIC Quota Share Arrangement and the UCIC Quota Share Arrangement, as amended and expanded, collectively are referred to as the "Quota Share Arrangement"). Effective October 1, 1997, the Quota Share Arrangement was amended (i) to add FIC as a ceding insurer, (ii) to cover business produced for the Frontier Companies through WESTCAP (Transre and E&S ceased producing business for the Frontier Companies effective October 1,
1997) and certain additional business not produced through WESTCAP, and (iii) with respect to lines of business for which Alpine's participation was not already 50%, to increase the quota share portion of net insurance premium assumed by Alpine to 50% on policies written on or after October 1, 1997. Alpine pays the Frontier Companies a ceding commission generally of 30% of the premium ceded to Alpine in connection with the Quota Share Arrangement.

     The term of the Quota Share Arrangement continues through December 31, 1999. It is subject to earlier termination under a variety of circumstances set forth in the Quota Share Arrangement, including termination of the Limited Agency Agreements and any failure by Alpine to maintain statutory policyholders' surplus of at least $10 million continuing for a period of 90 days or more.

     Although Alpine's statutory policyholders' surplus at December 31, 1997 was $5.3 million, Alpine has received from Frontier a waiver of the policyholders' surplus condition. (Alpine's statutory annual statement for 1997 required to be filed with insurance regulatory authorities currently reflects statutory policyholders' surplus of $6.8 million at December 31, 1997. The $5.3 million represents Alpine's statutory policyholders' surplus after elimination of certain subrogation recoverables which Alpine currently expects will not be included in Alpine's audited statutory policyholders' surplus at December 31, 1997.) Absent any further significant decline in Alpine's policyholders' surplus, the Company anticipates the Frontier Companies will not terminate the Quota Share Arrangement because of the potential sale of Alpine to Frontier and because of the generally positive relationship the Company has with Frontier and the profitability of the business the Company produces for Frontier. (See " -- Proposed Future Operations and Operational Changes; Relationship with Frontier" and " -- Regulation.")

     To satisfy certain regulatory and statutory accounting requirements applicable to, and the business wishes of, the Frontier Companies, the Quota Share Arrangement has been structured on a "funds held" basis. In this regard, portions of premiums otherwise payable to Alpine generally may be retained by the Frontier Companies until such times as underwriting profits on the business, if any, are determined from time to time by the parties. In March 1998, an understanding was reached between the Company and the Frontier Companies whereby some of the funds held by the Frontier Companies would be released to Alpine. Initially $1.0 million was released to Alpine in March 1998 and an additional $1.0 million was released to Alpine in April 1998. An additional $1.0 million is expected to be released at the beginning of May 1998. Management expects (but has no understanding with Frontier) that the Company may be able to obtain the release of some additional funds held on an accelerated basis if needed by Alpine. Investment income on the funds held is periodically paid to Alpine. While the funds held arrangement does not impact the Company's net income, it does reduce the cash available to Alpine to satisfy Alpine's current liabilities and obligations (other than loss and loss adjustment expense and return premium liabilities relating to the premium assumed by Alpine under the Quota Share Arrangement which are generally to be satisfied out of the funds held). (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" -- Item 7.)

     The Company is in the process of negotiating revised reinsurance, limited agency, claim service and other arrangements with the Frontier Companies in connection with a potential sale of Alpine to Frontier (see " -- Proposed Future Operations and Organizational Changes; Relationship with Frontier") and expects the negotiations will result in long-term agreements with the Frontier Companies. There can be no assurance, however, that the negotiations will succeed.

     For services rendered in negotiating and securing the Quota Share Arrangement, Alpine pays a commission to TCO Holdings, Inc., a corporation wholly owned by Mr. O'Shaughnessy ("TCO Holdings"), generally in the amount of 3.75% of the gross premiums assumed by Alpine pursuant to the Quota Share Arrangement. Such commission is payable pursuant to a Service Agreement between Alpine and TCO Holdings effective April 1, 1997 ("Service Agreement"). The commission can be used only to pay off or reduce certain obligations of TCO Holdings to third parties unaffiliated with the Company. The maximum aggregate amount of such commission payable by Alpine to TCO Holdings is limited to $4.5 million, and the commission is payable only to the extent Alpine actually receives cash pursuant to the Quota Share Arrangement. (See " -- Investments.")

     Virtually all of the Company's financial transactions, organizational relationships and business methods (and the changes in such relationships and methods) since mid-1996 have been subject to the review and approval of the Illinois Department of Insurance ("Illinois DOI"), the principal regulator of Alpine, pursuant to an order issued by the Illinois DOI in July 1996 ("Illinois Order"). The Illinois Order subjects Alpine and its officers, directors and affiliates to a higher level of regulatory scrutiny than that to which they would be subject absent the Illinois Order, and that to which most other insurers are subject. The Company has no understanding with the Illinois DOI as to how long the Illinois Order will continue in effect or if, when or under what circumstances and to what extent the current level of oversight may be modified.

     The Company's ability to continue to operate as it currently is operating depends on generating sufficient revenues and cash flows from the Company's risk-bearing activities, currently consisting of Alpine's operations; the Company's insurance producing activities, currently consisting of WESTCAP's operations; and the Company's claims servicing activities, currently consisting of Claims Control's operations.

     In terms of financial resources, Alpine's activities are the most significant of the Company's current operations. Most of the Company's cash flow to fund operations derives from Alpine's existing assets, investment income on such assets and premium assumed pursuant to the Quota Share Arrangement. Alpine, however, is relatively close to several regulatory thresholds that, if crossed, could reduce Alpine's role in the Company's operations. Alpine's statutory policyholders' surplus of $5.3 million at December 31, 1997, was $300,000 above the minimum statutory policyholders' surplus required of an Illinois reinsurer, $2.1 million above the mandatory control level risk-based capital for Alpine and $3.8 million above the minimum statutory policyholders' surplus required of an Illinois insurer that writes the lines of insurance reinsured by Alpine. Additionally, Alpine's liquid assets at December 31, 1997, may have been insufficient (depending on interpretation of the relevant statutory provision), if the provision had been applicable on such date, to satisfy a statutory "reserve requirement" adopted by Illinois in 1997 to be applicable in 1998, and in any event a significant amount of Alpine's assets are restricted for specific purposes. (See " -- Regulation.")

     The Company currently expects risk-bearing activities will continue to be a significant part of its operations in 1998 and later years. First, the Company is negotiating a potential sale of Alpine to Frontier, and if the negotiations are successful, expects to continue the Company's risk-bearing activities through formation of a Cayman Islands insurance company that would assume premium from the Frontier Companies pursuant to an arrangement similar to the Quota Share Arrangement. This would provide the Company continuing investment income and premium revenue, as well as cash flow, in an insurance regulatory environment relatively more flexible than the environment in which Alpine operates. The sale of Alpine also would generate additional cash for the Company beyond the cash that would be required to be contributed to the Cayman Islands insurance company. (See " -- Proposed Future Operations and Organizational Changes; Relationship with Frontier.")

     Second, even if the sale of Alpine is not consummated, Alpine met the minimum regulatory requirements it was required to meet at December 31, 1997, to continue to operate. Alpine's financial condition and regulatory compliance position, additionally, will improve if the $6.6 million Schedule P penalty drops off as expected over time ($2.5 million relating to the 1995 accident year will drop off in 1998 if the loss ratio for Alpine's 1995 accident year remains at the level estimated as of December 31, 1997 -- see "-- Losses and Loss Adjustment Expenses"). Exstar, additionally, currently has the ability to contribute certain real estate assets with a statutory net asset value of up to $1.7 million at December 31, 1997, to Alpine if necessary to increase Alpine's statutory policyholders' surplus. Alpine's statutory policyholders' surplus, liquidity and financial condition generally also are expected to benefit from continuation of the Quota Share Arrangement, entered into on April 1, 1997. Frontier also has been willing to release under the Quota Share Arrangement a portion of the funds held it otherwise would have been entitled to retain under the Quota Share Arrangement, $2.0 million of which was released by early April

1998, and has agreed to release another $1.0 million in early May. Alpine may have difficulty meeting the "reserve requirement" in 1998 depending on how the new statutory provision ultimately is interpreted, but believes, based on discussions with the Illinois DOI, that it may be able to comply sufficiently with the requirement to avoid any increase in the Illinois DOI's current level of oversight.

     Notwithstanding the foregoing, Alpine's continued operations depend on continuation of the Quota Share Arrangement, or a replacement arrangement similarly or more beneficial to Alpine, and Alpine's continuing satisfaction of applicable regulatory requirements. The Company currently believes, based on the generally positive relationship the Company has with Frontier and the profitability of the business the Company has produced and in the future has the potential to produce for Frontier, that the Quota Share Arrangement will continue generally on its current terms for the foreseeable future, even if Alpine is not sold to Frontier.

     Alpine's continuing satisfaction of applicable regulatory requirements is more difficult to predict. As described above, Alpine currently is relatively close to certain regulatory thresholds that, if crossed, could lead to a required reduction or cessation of Alpine's activities. This could result from increased oversight by the Illinois DOI, regulatorily required termination of some or all of Alpine's current business operations and relationships, termination of the Quota Share Arrangement by the Frontier Companies and potentially Alpine's being placed in receivership. While the Company expects Alpine to be able to avoid crossing such thresholds, the expectations are based on a number of assumptions, including, among others, assumptions about cash flows, investment yields, asset values, ultimate loss and loss adjustment expenses and payout patterns, competition, the Illinois DOI's potential regulatory responses and Frontier's Best ratings. Because Alpine is relatively close to certain of the regulatory thresholds, there is little room for adverse fluctuations in the foregoing assumptions. In this regard, it should be noted that Alpine's financial condition weakened significantly in 1997, as evidenced by the drop in Alpine's statutory policyholders' surplus to $5.3 million at December 31, 1997, from $12.6 million at December 31, 1996, and Alpine's risk-based capital being at 117% of its authorized control level risk-based capital at December 31, 1997, compared to 173% of its authorized control level risk-based capital at December 31, 1996.

     Should Alpine's operations be curtailed significantly, or the Company's risk bearing activities otherwise be limited, the Company would be forced to rely more on its existing cash and on its WESTCAP and Claims Control activities to generate revenues and cash flows. A portion of the Company's cash needs would be able to be met out of Exstar's cash on hand, which was $1.6 million at December 31, 1997. The balance of the Company's cash needs would be met from WESTCAP's and Claims Control's revenues from ongoing operations.

     Should these efforts prove insufficient, the Company would have to seek alternative solutions. Among those would be a capital contribution from, joint venture with, or sale of assets to, Frontier or another insurance operation. The Company has made no specific plans to achieve any of these solutions, though the Company has been approached from time to time by insurance operations seeking to establish relationships with the Company, and believes it could take advantage of one of these prior approaches or a similar opportunity relatively quickly. The

Company believes, though there can be no assurances, that Frontier and potentially other insurance operations would favor such a capital contribution, joint venture, sale or similar arrangement because of the Company's historically profitable underwriting results and its potential ability to generate similar results in the future.

PROPOSED FUTURE OPERATIONS AND ORGANIZATIONAL CHANGES; RELATIONSHIP WITH
FRONTIER

     In April 1996, Alpine's Best rating and the Best rating of its then parent company, the Syndicate, were downgraded to Cs (Marginal) from an A- (Excellent)
for Alpine and a  B+ (Very Good) for the Syndicate.   In late 1996, the
Syndicate's operations were combined with those of Alpine, and the Syndicate ceased functioning as a separate insurer. At December 31, 1997, Alpine's statutory policyholders' surplus had declined to $5.3 million, compared to $12.6 million at December 31, 1996, and Alpine's financial condition generally was weak relative to industry standards. (See " -- Operating Ratios," " --Regulation" and " -- Losses and Loss Adjustment Expenses.") Consequently, in March 1998, Alpine voluntarily withdrew as an authorized surplus lines insurer in each jurisdiction in which it then remained authorized (Alpine had previously lost its surplus lines authority to write direct business in a number of jurisdictions, including California, that had accounted for most of Alpine's direct premium revenues). Although Alpine's Best rating had slightly improved (it was increased to C++ (Marginal) in September 1997), management believed that efforts by Alpine to attract profitable direct business would be unlikely to succeed unless Alpine were able to attain a Best rating of B+ or better, increase its statutory policyholders' surplus to in excess of $15 million (the minimum requirement for surplus lines qualification in most states) and otherwise improve its financial condition. Management doubted that these could be achieved in the foreseeable future.

     In view of Alpine's financial condition and prospects, management determined to seek to improve the Company's prospects by a transaction which would include a sale of Alpine to Frontier ("Potential Frontier Deal"). The Company has reached a general understanding with Frontier as to the general terms and conditions of the Potential Frontier Deal, and is in the process of seeking to negotiate binding agreements to accomplish the Potential Frontier Deal. Management believes, based on progress to date, the Potential Frontier Deal is likely to be consummated during the second quarter of 1998, but there can be no assurance that the Potential Frontier Deal will be consummated as described in this Form 10-K or at all.

     As the Potential Frontier Deal currently is contemplated, the initial purchase price paid by Frontier for Alpine would be $7.0 million, consisting of the sum of Alpine's statutory policyholders' surplus at December 31, 1997 ($5.3 million) plus the net statutory value of certain real estate (currently estimated to be $1.7 million) to be contributed to Alpine by Exstar prior to consummation of the sale. The purchase price is expected to be subject to after-tax adjustment over time, based principally on annual estimates of the statutory values of Alpine assets and liabilities transferred in the sale, until the ultimate values of such assets and liabilities are actually realized through sale or payment or otherwise agreed by the parties. The principal adjustments to the purchase price are expected to result from increases or decreases in ultimate losses and loss adjustment expenses relative to currently estimated reserves for such losses and loss adjustment expenses under policies issued or reinsured by Alpine prior to the effective date of the sale, reductions in the $6.6 million "Schedule P penalty" currently reflected as a liability of Alpine in its statutory financial statements as the liability drops off over time (assuming the drop off is not offset by increases in reserves for losses and loss adjustment expenses) (see " -- Losses and Loss Adjustment Expenses"), and reductions in Alpine's current unearned premium reserve liability as the premium is earned (offset by loss and loss adjustment expense reserves established with respect to such premium as it is earned). In addition, as the Potential Frontier Deal is currently contemplated: (i) the purchase price would be increased by up to approximately $6.5 million of net operating loss carryforwards transferred to Frontier with Alpine, as and to the extent Frontier actually recognizes the benefit of such loss carryforwards;
(ii) the purchase price would be payable in cash or a combination of cash and publicly tradable common stock of Frontier; (iii) one-third of the purchase price initially would be withheld by Frontier as security for Exstar's obligation, if any, to return any previously paid portions of the purchase price to Frontier based on required purchase price adjustments; and (iv) the withheld portion of the purchase price would be released to Exstar over a two year period, to the extent warranted based on purchase price adjustments.

     The Potential Frontier Deal also currently contemplates that Frontier would pay Exstar, on a quarterly basis, all investment income earned on the Alpine assets transferred through the sale, reduced by an amount of investment income deemed earned by Exstar on the purchase price paid by Frontier (calculated at an annual rate to be mutually agreed by the parties), and would give the Company the right, but not the obligation, to acquire certain Alpine assets from Frontier after the consummation of the sale, at their then current statutory book values. This acquisition right would relate to certain preferred stock now held by Alpine and the two office buildings located in Solvang, California which currently serve as the Company's headquarters. The purpose of any future election by the Company to acquire the preferred stock would be to take advantage of certain Exstar tax loss carryforwards, which would be unavailable to Frontier. The purpose of any future election by the Company to acquire the two Solvang office buildings would be, in addition to taking advantage of similar Exstar tax loss carryforwards, to ensure the Company's ability to continue to operate from the buildings.

     Additional terms and conditions of the Potential Frontier Deal currently would provide that, pursuant to separate agreements to be entered into by the parties, the Company would (i) at the Company's cost, manage certain assets of Alpine transferred to Frontier pursuant to the sale (principally mortgages, real estate and premium receivables) and (ii) handle claims incurred under policies written or reinsured by Alpine prior to the effective date of the sale for compensation anticipated to be similar to that currently paid by the Frontier Companies pursuant to the Claim Service Agreement. As the Potential Frontier Deal is currently contemplated, the parties also would enter into a new six-year production agreement (similar to the Limited Agency Agreements) under which the Company would produce certain insurance business for Frontier and under which the Frontier Companies would be granted a right of first refusal on certain business produced by the Company (subject to Frontier's agreement not to accept directly from the Company's production sources insurance business similar to that produced by the Company for the Frontier Companies). It is also contemplated currently that Frontier would give the Company the right to produce for the Frontier Companies any insurance programs written by them, provided that other entities have not previously been given the "exclusive" right to produce such programs.

     If the Potential Frontier Deal is consummated, the Company expects, subject to approval by the Illinois DOI, that all debts owed to Alpine by the Company and any of its affiliates would be cancelled, including all debts owed to Alpine by Exstar and Claims Control, and all debts owed by subsidiaries of TCO Holdings, which is wholly owned by Mr. O'Shaughnessy. (TCO Holdings and its subsidiaries collectively are sometimes hereinafter referred to as "TCO.") The cancellation of such indebtedness would not have any direct impact on the Company's financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). To the extent TCO's indebtedness to Alpine could be repaid, however, other than through funds directly or indirectly provided by the Company, that repayment (whether before or after the sale of Alpine to Frontier) would increase the Company's stockholders' equity. (See " -- Relationship with TCO.") Management considers the cancellation of such indebtedness to be appropriate, however, because management believes TCO will be unable to repay any significant portion of its debt to Alpine in the foreseeable future, and because management believes TCO's debt is attributable in large part to expenses incurred in performing activities which Alpine otherwise would have had to perform itself. (See "Certain Relationships and Related Transactions" -- Item 13.)

     If the Potential Frontier Deal is consummated as currently contemplated, individuals employed by Alpine prior to the sale would become employees of Exstar, WESTCAP or Claims Control following the sale. In addition, the portion of the Company's salary and overhead expenses previously borne by Alpine would be reallocated among Exstar and/or its remaining subsidiaries, including the "Cayman Company" discussed below, following the sale.

     In connection with consummation of the sale of Alpine, Exstar would expect to form a new insurance company subsidiary domiciled in the Cayman Islands ("Cayman Company"), capitalized initially with approximately $3.0 million of the proceeds paid to Exstar from the sale. As currently contemplated, a reinsurance agreement similar to the Quota Share Arrangement would be entered into between the Frontier Companies and the Cayman Company. As such agreement is currently contemplated, and subject to the Cayman Company's not assuming more premium than permitted by Cayman Island insurance regulations, the Frontier Companies generally would cede to the Cayman Company a 50% quota share of lines of business deemed appropriate by the Company and produced by WESTCAP for the Frontier Companies. Because of restrictions on the Frontier Companies' abilities to reduce liabilities in their statutory financial statements with respect to losses ceded to the Cayman Company, the new reinsurance agreement likely would be structured on a funds-held basis similar to the Quota Share Arrangement. It is further contemplated that the new reinsurance agreement would remain in effect during the term of the new production agreement between the Company and Frontier, and pursuant to the reinsurance agreement the Cayman Company would assume Alpine's obligation to make payments to TCO Holdings under the Service Agreement.

     The Company has preliminarily investigated formation of the Cayman Company, and based on such investigation anticipates the Cayman Company could be formed and operated as currently contemplated by the Potential Frontier Deal. The Company has not yet taken any substantial steps to form the Cayman Company, however, and its formation and operation would be subject to Cayman Islands regulation. There can be, consequently, no assurance that the Cayman Company can be formed and operated as currently contemplated.

     Consummation of the Potential Frontier Deal would be subject to receipt of regulatory approvals, including approval of the Illinois DOI. Although, based on informal discussions with the Illinois DOI, management believes that necessary regulatory approvals would be obtained, there can be no assurance that they will be obtained or that the Potential Frontier Deal will be consummated as contemplated or at all.

     Management believes the proposed sale of Alpine, the formation of the Cayman Company and the other transactions contemplated as the Potential Frontier Deal would be beneficial to the Company for a number of reasons. First, the sale of Alpine would be expected to significantly improve the Company's liquidity. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" -- Item 7.)

     Second, the sale of Alpine would be expected to allow management to focus on producing additional profitable business and expanding the Company's insurance underwriting business. Approximately $3.0 million of the proceeds of the sale initially would be contributed to the Cayman Company to provide capital. With a portion of the remaining proceeds, the Company would expect to seek to expand its production and underwriting capabilities through acquisitions of books of business, hirings of additional personnel with expertise in new programs and existing and new lines of business (such as environmental liability and property coverages), and acquisitions of brokerage operations. Management expects that most of the business generated through such acquisitions and new personnel would be placed by WESTCAP with the Frontier Companies, and, if deemed appropriate by the Company, would be reinsured on a 50% quota share basis by the Cayman Company.

     Third, the sale of Alpine would be expected to decrease the amount of time, resources and attention the Company devotes to insurance regulatory compliance. As an Illinois domestic insurer, Alpine is subject to substantial regulatory compliance obligations with respect to, among other things, financial reporting (including preparing financial statements in accordance with statutory accounting practices, and arranging for a separate audit of such statutory financial statements), transactions with affiliates, market conduct, payments of dividends and state and other insurance regulatory filings. The Illinois Order has significantly increased the Company's regulatory compliance burden. Management believes this compliance burden could increase in 1998 as a consequence of Alpine's reduced statutory policyholders' surplus of $5.3 million at December 31, 1997, down from $12.6 million at December 31, 1996, and certain regulatory requirements applicable to Illinois domiciled insurance companies, including laws enacted by Illinois in 1997. (See " -- Operating Ratios," and " -- Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" -- Item 7.) Management expects the Cayman Company (which as currently contemplated would operate only as a reinsurer of the Frontier Companies for the foreseeable future) would be subject to a much reduced insurance regulatory compliance burden compared to that which Alpine is currently and in 1998 is likely to be subject, and would be required to produce only GAAP financial statements. Further, because the Cayman Company would not be pursuing a Best rating, the effort management previously has devoted to satisfying Best requirements would be eliminated.

     In October 1997, in conjunction with the Frontier Companies' execution of new Limited Agency Agreements with WESTCAP and the increase in Alpine's quota share percentage under the Quota Share Arrangement to 50%, Exstar issued a warrant to Frontier giving Frontier the right to acquire up to 500,000 shares of Exstar's Common Stock ("Warrant"). Pursuant to the Warrant, effective on and after October 1, 1997, Frontier has the right to acquire 100,000 shares of Common Stock for an exercise price of $3.60 per share (the closing price of Exstar's publicly traded common stock on October 1, 1997, was $4.00 per share). Frontier's right to acquire the remaining 400,000 shares represented by the Warrant vests over time through October 1, 2000. The exercise price for such remaining shares is based on a formula, the application of which is expected to result in an exercise price of approximately $4.64 per share. Frontier's rights under the Warrant expire on December 31, 2003 and are subject to earlier termination or acceleration under circumstances specified in the Warrant. Also in conjunction with the foregoing transactions, and effective October 1, 1997, the Company granted Frontier a limited right of first refusal to acquire a controlling interest in Exstar. Such right can be exercised by Frontier only in the event that a single person or entity other than Frontier or Mr. O'Shaughnessy (or an entity majority owned by either of them) acquires more than 20% of the outstanding voting stock of Exstar or Alpine.

     The Company's future financial condition and prospects are heavily dependent on the Company maintaining or improving its relationships with Frontier. WESTCAP generates commission revenues from producing insurance business on behalf of the Frontier Companies; Claims Control generates a small but increasing amount of its revenue from handling claims on behalf of the Frontier Companies; and Alpine generates underwriting revenue, if the underwriting results are profitable, and investment income from assuming premiums pursuant to the Quota Share Arrangement with the Frontier Companies. These relationships with the Frontier Companies also generate most of the Company's cash flows from operations.

     The Company believes, based on the Potential Frontier Deal progress, the generally positive relationship the Company has with Frontier and the profitability of the business the Company produces for Frontier, that the current relationships (or alternative arrangements equally or more beneficial to the Company) will continue in effect for the reasonably foreseeable future. There can be no assurance, however, that the Limited Agency Agreements, the Claim Service Agreements or the Quota Share Arrangement will in fact remain in effect under their current terms or at all, or that the Potential Frontier Deal or other alternative arrangements will be consummated, either on terms at least as favorable to the Company as the current relationships or at all. Should the Company's relationships with the Frontier Companies be discontinued, or their terms and conditions be changed in a manner materially adverse to the Company, the Company could have to seek alternative relationships with other insurance companies. The Company could experience significant losses under such circumstances. (See " -- Overview of Current Business Operations.")

RELATIONSHIP WITH TCO

     TCO Holdings and its subsidiaries are affiliated with Exstar through common controlling ownership by Mr. O'Shaughnessy, but are not owned, directly or indirectly, by Exstar. Historically, TCO performed certain underwriting, marketing, claims, management, investment, administrative and related services for Alpine and the Syndicate pursuant to separate management agreements with Alpine and the Syndicate. Such management agreements were terminated during 1996, in connection with the Company's decision to cease writing direct insurance business. Following termination of the management agreements, the only operational subsidiaries of TCO Holdings were Transre (which held a California surplus lines license and was involved in producing business for UCIC beginning in June 1996) and Claims Control (which was managing claims for the Company and, beginning in June 1996, UCIC). From June 1996 through September 1997, E&S, an entity directly owned by Mr. O'Shaughnessy, acted with Transre in the production of business for UCIC. Upon cancellation of the Limited Agency Agreement among Transre, E&S and UCIC effective October 1, 1997 (and replacement of that Limited Agency Agreement with similar Limited Agency Agreements between WESTCAP and each of the Frontier Companies) and the transfer of ownership of Claims Control to Exstar on the same date, the TCO entities and E&S effectively ceased operations. All remaining employees of TCO and E&S became employees of the Company.

     TCO continues to be indebted to Alpine with respect to insurance premiums collected and not paid to Alpine. The amount of such indebtedness was $9.2 million at December 31, 1997. Such indebtedness is not reflected as an asset of the Company in its GAAP financial statements, and does not constitute an admitted asset of Alpine in Alpine's statutory financial statements. TCO also has significant additional debts and obligations to third parties, and currently has a net deficit of approximately $18 million. Management consequently believes TCO will be unable to repay most of its indebtedness to the Company and the other creditors of TCO. In connection with the proposed acquisition of Alpine by Frontier (i) TCO transferred to Alpine (subject to final regulatory approval that has not yet been obtained), effective as of October 31, 1997, a $985,000 receivable due to TCO from Claims Control, in partial satisfaction of TCO's indebtedness to Alpine, and (ii) upon consummation of the sale and subject to Illinois DOI approval, TCO's remaining indebtedness to Alpine, as well as the newly transferred Claims Control debt, would be cancelled. The Claims Control debt does not constitute an admitted asset of Alpine under statutory accounting practices. Such debt cancellations, should they occur, are expected to have no direct impact on the Company's GAAP financial statements. To the extent such TCO Holdings indebtedness could be repaid, however, other than through funds directly or indirectly provided by the Company, such repayment (whether before or after the sale of Alpine to Frontier) would increase the Company's stockholders' equity. (See " -- Relationship with TCO.")

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

     The historical effect of this accounting treatment, as a result of TCO's losses or profits, has been as follows: in 1992, a reduction in stockholders' equity and net income of $2.5 million; in 1993, a reduction in stockholders' equity and net income of an additional $11.6 million; in 1994, a reduction in stockholders' equity and net income of an additional $7.1 million; in 1995, an increase in stockholders' equity and net income of $1.7 million; in 1996, an increase in stockholders' equity and net income of $1.1 million; and in 1997, an increase in stockholders' equity and net income of $178,000. At December 31, 1997, the cumulative effect of this accounting treatment was to reduce the Company's total stockholders' equity by $18.2 million. Under this accounting method, if TCO were to generate income in the future up to a certain threshold amount (currently approximately $2.9 million), the Company's GAAP income and stockholders' equity would increase by the amount of such income recognized by TCO even without any repayments of amounts owed by TCO to the Company. Conversely, unless the cumulative amount of TCO's losses since July 1, 1992 falls below the cumulative amount of TCO's indebtedness to the Company incurred since July 1, 1992, any repayments of debt by TCO to the Company generally would not increase the Company's GAAP net income or stockholders' equity. (See
Note 11 of Notes to Consolidated Financial Statements.)

     Because the Company and TCO are affiliated through common controlling ownership by Mr. O'Shaughnessy, the transactions and relationships between the Company and TCO and the Company and Mr. O'Shaughnessy present certain conflicts of interest. Notwithstanding these potential conflicts of interest, management believes that the actions and inactions of the Company, while they have in some cases benefited TCO and Mr. O'Shaughnessy, have been, when taken as a whole, in the best interests of the Company.

SOURCES OF REVENUE

     Historically, the Company has derived virtually all of its revenues from insurance "risk-bearing" operations (the issuance of insurance policies to insureds), and investment income earned on premiums received from such operations. In August 1996, the Company ceased issuing insurance policies directly to insureds, principally as a result of Best rating downgrades and regulatory restrictions. In lieu of issuing direct insurance coverage, effective April 1, 1997, the Company entered into the Quota Share Arrangement with the Frontier Companies. In March 1998, Alpine voluntarily withdrew as an authorized surplus lines insurer in each jurisdiction in which it then remained authorized.

     Management has determined that, in view of the Best rating, minimum policyholders' surplus and other regulatory obstacles faced by the Company, it is unlikely the Company will be able to write profitable direct business in the foreseeable future. As a result, management has decided to shift the Company's business focus from risk-bearing operations to production and underwriting of insurance coverage to be issued by other insurers (currently expected to consist principally of the Frontier Companies), from which activities the Company will derive commission revenues. Through its role as a reinsurer under the Quota Share Arrangement, or through a similar reinsurance arrangement if the Potential Frontier Deal is consummated as currently contemplated, however, the Company expects to continue to derive some revenues, including underwriting profits and investment income, from risk-bearing operations. These revenues will be accompanied by significantly less cash flow, at least as the current arrangement is structured and the Potential Frontier Deal is currently contemplated, than the cash flow that would accompany similar premium volume from direct writing of insurance, if the Company could write such insurance, because of the funds held provisions of the Quota Share Arrangement.

     The Company has historically operated in a single industry segment, property and casualty insurance, and within this segment has concentrated on a limited number of lines of business. During 1996 and 1995, most of the Company's premium volume derived from the direct writing of specialized liability coverages, consisting principally of products liability coverages and general liability coverages for contractors, ocean marine coverages and architects and engineers coverages. During 1997, most of the Company's premium volume derived from Alpine's reinsurance of similar coverages written directly by the Frontier Companies. The Company is exploring the possibility of expanding its production and reinsurance relationship with the Frontier Companies to include other niche lines of business.

     The following table sets forth the sources of the Company's premium for the years presented:


                                     1997                      1996                        1995
                               AMOUNT   PERCENT        AMOUNT       PERCENT        AMOUNT       PERCENT
                                                        (DOLLARS IN THOUSANDS)
GROSS WRITTEN PREMIUM
Direct written premium:
Specialized liability
Contractors..................     $695     5.4%        $8,902         61.9%       $32,556         50.6%
Products.....................      407      3.2         2,253          15.7        12,744          19.8
Other........................      330      2.5         1,951          13.6         8,164          12.7
                                 1,432     11.1        13,106          91.2        53,464          83.1
Ocean marine.................     (26)    (0.2)           764           5.3         7,408          11.5
Architects and engineers.....        4      0.0           307           2.1         2,409           3.8
Total direct written premium.    1,410     10.9        14,177          98.6        63,281          98.4
Reinsurance assumed:
Specialized liability
Contractors..................    9,233     71.4             0           0.0             0           0.0
Products.....................      156      1.2             0           0.0             0           0.0
Other........................      194      1.5           196           1.4         1,006           1.6
                                 9,583     74.1           196           1.4         1,006           1.6
Ocean marine.................    1,669     12.9             0           0.0             0           0.0
Architects and engineers.....      263      2.1             0           0.0             0           0.0
Total reinsurance assumed....   11,515     89.1           196           1.4         1,006           1.6
Total gross written premium..  $12,925   100.0%       $14,373        100.0%       $64,287        100.0%

     Specialized Liability. Specialized liability business accounted for $11.0 million or 85.2%, and $13.3 million or 92.5%, of the Company's gross written premium for 1997 and 1996, respectively. Of the Company's total 1997 specialized liability gross written premium, 87.0% was assumed by the Company under the Quota Share Arrangement, with the remainder being attributable to additional premium from audits and collections under policies written directly by the Company prior to August 1996. General liability insurance for contractors accounted for approximately 90.1% and 67.9% of the Company's specialized liability gross written premium in 1997 and 1996, respectively. Insureds in this group included general contractors and subcontractors. The typical risk written or assumed by the Company has been a small contractor, with annual receipts under $3.0 million. The typical policy has provided coverage for losses up to $1.0 million and has required a premium payment in the $20,000-$25,000 range, with a deductible of approximately $5,000. Products liability insureds have consisted generally of manufacturers, dealers/distributors and, to a lesser degree, others engaged in a wide variety of businesses including machinery and equipment, auto/vehicle products and sporting goods. Other specialized liability business written or assumed by the Company in 1997 and 1996 included employers liability, premises liability (O,L&T) for apartments, restaurants and property owners, and some small niche programs.

     Most of the specialized liability insurance directly written or assumed by the Company was written on an occurrence form (approximately 99% and 94% of all specialized liability premium in 1997 and 1996, respectively). The balance was written on a claims-made form (approximately 1% and 6% of all specialized liability premium in 1997 and 1996, respectively). The Company's specialized liability policies generally excluded liability for pollution and punitive damages, had aggregate limits and paid expenses in addition to policy limits.

     Ocean Marine. Ocean marine business accounted for $1.6 million or 12.7%, and $764,000 or 5.3%, of the Company's gross written premium in 1997 and 1996, respectively. All of the Company's 1997 ocean marine gross written premium was assumed by the Company under the Quota Share Arrangement. Typical risks included tugs, barges, crew boats, builders risks and yachts. Both hull and protection and indemnity coverages were provided, as was cargo coverage in some instances. The average policy had a premium of approximately $40,500 and an average deductible of $10,000.

     Architects and Engineers Professional Liability. The Company's architects and engineers professional liability business accounted for approximately $267,000 or 2.1%, and $307,000 or 2.1%, of the Company's gross written premium in 1997 and 1996, respectively. Of the Company's total 1997 architects and engineers gross written premium, 98.5% was assumed by the Company under the Quota Share Arrangement, with the remainder being attributable to adjustments under policies written directly by the Company prior to August 1996. The Company's principal classifications of risks were architects, civil engineers, HVAC/mechanical engineers, electrical engineers, interior designers and land surveyors. The typical architects and engineers insured was an architectural firm with annual billings of approximately $301,000 not engaged in structural or project design work. The average policy had a premium of approximately $8,000, an average coverage limit of approximately $500,000 and an average deductible of approximately $8,000.

     The architects and engineers insurance written or assumed by the Company was written on a claims-made policy form pursuant to which claims must be made to the insurer issuing the policy within the time frame permitted by the policy (generally within the policy period, or any extended discovery period). The policies have had aggregate limits, included expenses within policy limits and provided extended discovery periods where required by state insurance laws.

     Management believes that competition is increasing in the lines of business in which the Company historically has operated. This may interfere with the Company's ability to generate revenues and cash flow through the Quota Share Arrangement or through the operations of WESTCAP. Many of the Company's and the Frontier Companies' existing or potential competitors are larger, have higher Best ratings, have considerably greater financial and other resources and offer a broader line of insurance products than the Company or the Frontier Companies.

INVESTMENTS

     The Company's investments generally consist of those investments permitted by the Illinois Insurance Code. Pursuant to an agreement entered into by the Company in May 1996, Asset Allocation & Management Company, L.L.C. had been granted investment advisory responsibility over most of the Company's liquid invested assets. That agreement was terminated in December 1997, and the Company is currently not under contract with any third party for the management of, or the provision of advisory services with respect to, its investments.

     The table below shows the classifications of the Company's investments at December 31, 1997:

                                                                       DECEMBER 31, 1997
                                                         MARKET VALUE  CARRYING VALUE  PERCENT OF TOTAL
                                                                     (DOLLARS IN THOUSANDS)
Fixed maturities:
U.S. government and government agencies and authorities        $9,689          $9,689             29.1%
State municipalities and political subdivisions........         3,312           3,312             10.0%
All other corporate bonds..............................           125             125               .4%
Redeemable preferred stock.............................           249             249               .7%
Total fixed maturities.................................        13,375          13,375             40.2%
Equity investments:
Common stock...........................................           557             557              1.7%
Non-redeemable preferred stock.........................           984             984              2.9%
Total equity investments...............................        $1,541           1,541             4.6%%
Real estate:
Direct investments.....................................                        10,035             30.1%
Mortgage loans.........................................                         3,953             11.9%
Total real estate......................................                        13,988             42.0%
Short-term investments.................................                         4,384             13.2%
Total investments......................................                       $33,288            100.0%

     The fixed maturity assets have an average duration of approximately 3.6 years and an average maturity of approximately 5.4 years. The fixed maturities subject to call at December 31, 1997, had a market value and carrying value of $2.9 million.

     A substantial amount of the investments shown in the table above are restricted, principally because they are pledged to secure obligations, or held in trust under arrangements subject to insurance regulatory control as security for the payment of claims under policies issued or reinsured by the Company and certain other obligations. This significantly reduces the Company's ability to utilize these assets to satisfy other obligations of the Company, and adversely impacts the Company's liquidity. (See " -- Regulation -- Combination of the Syndicate with Alpine" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" -- Item 7.)

     Mortgage Loans. The Company's assets at December 31, 1997, included 13 mortgage loans with a total principal balance outstanding of approximately $4.2 million. The book value of these loans, net of a $182,000 reserve against losses and $30,000 of deferred loan origination fees, was $4.0 million. The reserve against losses for mortgage loans is calculated as the difference between the mortgage loan including accrued interest and the appraised value of the property securing the loan.

     Of the total portfolio at December 31, 1997, $842,000 consisted of five single-family residential construction and permanent loans, $3.3 million consisted of seven commercial loans, and $40,000 consisted of one residential tract development loan. The largest of the loans was $1.0 million, the smallest loan was $37,000 and the average loan was approximately $321,000.

     The Company is no longer making or purchasing mortgage loans, except to facilitate sales of real estate owned or in connection with loan workouts. If the proposed sale of Alpine is consummated in accordance with the Potential Frontier Deal, as currently contemplated, all of Alpine's assets, including mortgage loan assets, are expected to be transferred to Frontier. The Company would continue to manage such assets, however, pursuant to a contract with Frontier. In addition, as the Potential Frontier Deal is currently contemplated, the Company's financial results would continue to be affected by fluctuations in the values of these assets, because changes in such values would affect the amount of the purchase price ultimately received by the Company from the sale of Alpine. Further, as the Potential Frontier Deal is currently contemplated, the Company would continue to receive income generated by such mortgage loan assets for a period of time after consummation of the sale.

     Real Estate Owned. The Company had real estate investments totaling $10.0 million at December 31, 1997. This value was net of a reserve for losses of $1.3 million. The reserve against losses for real estate owned relates to real estate held for sale and real estate acquired through foreclosure. The reserve is calculated as the difference between the book value and the "fair value" (fair value generally is the appraised value, less expected costs of sale) of the real estate. The properties had combined fair values of approximately $11.9 million as of December 31, 1997, based on appraisals conducted during the fourth quarter of 1997. The Company has been attempting to liquidate, in an orderly fashion, its owned real estate portfolio and has no intention of acquiring or holding real estate, other than possibly the office buildings described below, in the future.

     Among the Company's properties are two commercial office buildings located in Solvang, California, which serve as headquarters for the Company and which were formerly leased to TCO. The buildings had a combined book value of $4.1 million and a combined fair value of $5.6 million at December 31, 1997. The TCO lease was terminated during 1996 after TCO-IL's revenues dropped and its employees transferred to the Company. The total rent paid by TCO under the lease was $228,000 in 1996 and $584,000 in 1995. The Company currently leases 6,000 square feet of space in one of these buildings to the YMCA at an annual rent of approximately $54,000 (subject to adjustment) under a two-year lease, which commenced November 1, 1996, and which has three one-year renewal options. In addition, effective April 3, 1998, the Company entered into a five-year lease with a physical therapy operation with respect to approximately 4,000 square feet of space in the same building, at an annual rent of approximately $45,000 (subject to adjustment). Except for amounts it receives under these leases, the Company is currently bearing all costs associated with the properties. The Company from time to time has solicited offers to purchase these buildings, but no such offers on terms acceptable to the Company have been received. (See "Properties" -- Item 2.)

     An additional $374,000 of the $10.0 million total investment in real estate pertains to interests in a real estate development engaged in developing a 120-lot residential project in

Bakersfield, California. The land was initially purchased by the Company in 1989. There were 11 lots remaining with a fair value of $416,000 as of December 31, 1997.

     The Company owns two commercial medical condominium units located in Solvang, California. As of December 31, 1997, the book value of these units was $581,000, compared to a $567,000 fair value as of that date.

     The Company also owns property acquired for residential development in 1990. One, a 50-acre tract located in Solvang, California, initially consisted of nine parcels. Homes were built on two of the parcels and, during 1993, one of the homes and two of the parcels were sold. During 1994, one of the parcels was sold and, during 1995, the other home was sold. During 1997 one additional parcel was sold. The book value of the remaining three parcels was $794,000 and the fair value of such parcels was $803,000 at December 31, 1997.

     The Company's remaining owned real estate consists of one property acquired in liquidation of secured real estate loans and held for sale, two purchased residential properties (one of which was acquired from Mr. O'Shaughnessy) located in the Santa Ynez Valley, California, held for sale, and a residential property located in Bermuda Dunes, California. These properties had a combined book value at December 31, 1997 of $4.2 million and a combined fair value of $4.4 million as of that date. (See "Certain Relationships and Related Transactions" -- Item 13.)

     If the proposed sale of Alpine is consummated in accordance with the Potential Frontier Deal, as currently contemplated, all of Alpine's assets, including real estate assets, would be transferred to Frontier (including the real estate not owned by Alpine at December 31, 1997, which is expected to be contributed to Alpine prior to Alpine's sale to Frontier). The Company would continue to manage such assets, however, pursuant to a contract with Frontier. In addition, as the Potential Frontier Deal is currently contemplated, the Company's financial results would continue to be affected by fluctuations in the values of these assets, because changes in such values would affect the amount of the purchase price ultimately received by the Company for the sale of Alpine. Further, as the Potential Frontier Deal is currently contemplated, the Company for a period of time would continue to receive income generated from such real estate assets after the consummation of the sale.

     If the sale of Alpine is consummated in accordance with the Potential Frontier Deal as currently contemplated, it is likely that the Company would enter into a lease with Frontier with respect to the two office buildings located in Solvang, California, which are currently owned by Alpine and serve as the Company's headquarters. The terms of any such lease have not yet been determined. Additionally, in accordance with the Potential Frontier Deal as currently contemplated, the Company would have the right to repurchase one or both of the buildings at their most recently determined book values. (See " -- Proposed Future Operations and Organizational Changes; Relationship with Frontier.")

     JBW & Co. Loan. In December 1989, the Syndicate made an investment in the preferred stock of Concord General Corporation, a privately held insurance holding company ("Concord"). The preferred stock had an 11.3% dividend rate and a stated value of $10,000 per share.

Subsequent to December 31, 1993, Exstar entered into an agreement to facilitate the restructuring of Concord, and thereby to enhance the value of certain of the Company's rights with respect to its investment, by an exchange of the Syndicate's Concord preferred stock for preferred stock in JBW & Co., Inc. ("JBW & Co."), a Concord affiliate, effective as of December 31, 1993. The JBW & Co. preferred stock acquired by the Syndicate had the same stated value, terms and dividends as the Concord preferred stock. The preferred stock was convertible by the holder into secured debt of JBW & Co. upon the occurrence of specified events.

     In August 1995, the Company exercised its right to convert the JBW & Co. preferred stock to a promissory note. As a result, the Company then held a collateralized loan receivable in the principal amount of $12.3 million due from JBW & Co. ("JBW & Co. Loan"). The JBW & Co. Loan was collateralized by a pledge by Concord of 81% of the outstanding capital stock of Classic Fire and Marine Insurance Company ("Classic"), an Indiana insurance company affiliated with JBW & Co. and Concord. Classic is currently in rehabilitation under the oversight of the Indiana Department of Insurance.

     Simultaneously with the Syndicate's original investment in Concord, Concord made a similar investment in preferred stock of a predecessor of Exstar. Such preferred stock was later converted into preferred stock of TCO Holdings, which preferred stock was to have been convertible, upon the occurrence of specified events, into debt of TCO Holdings. The aggregate stated value of the TCO Holdings preferred stock (excluding any accrued dividends) was approximately $10.8 million at December 31, 1996.

     In view of the uncertainty surrounding the Company's ability to realize value with respect to the JBW & Co. Loan (and the collateral pledged to secure it), the Company consummated a transaction in December 1997 in which the Company accepted approximately $2.3 million in proceeds of a mortgage note in full satisfaction of JBW & Co.'s obligations under the JBW & Co. Loan. Approvals from various regulatory authorities, including the Illinois DOI, were sought and obtained in connection with the transaction.

     Concurrently with the foregoing transaction, TCO Holdings consummated a transaction in which the TCO Holdings preferred stock was cancelled and, in lieu thereof, the holder of the TCO Holdings preferred stock was given a TCO Holdings promissory note in the principal amount of $2.5 million, with 4 percent annual interest on the principal balance outstanding, payable from commissions received by TCO Holdings in connection with the Quota Share Arrangement. (See " -- Overview of Current Business Operations.") Mr. O'Shaughnessy has guaranteed that the holder of the TCO Holdings promissory note will receive at least $250,000 each calendar year (commencing with 1998) on account of the obligation evidenced by the note, and that the note will be
paid in full at maturity.   No amount was paid by TCO Holdings under this
promissory note in 1997, although $425,000 became payable in December, and was paid in 1998. Approvals from various regulatory authorities, including the Illinois DOI, were sought and obtained in connection with the transaction.

     The financial impact of the foregoing transactions on the Company's GAAP financial statements was an increase in stockholders' equity of approximately $2.3 million. The transaction with JBW & Co. also increased Alpine's statutory policyholders' surplus by approximately $2.3 million.

     Loan to TCO. In December 1993, the Company entered into a formal loan agreement to loan TCO-IL up to $9.0 million to support TCO-IL's operations ("Loan Agreement.") TCO-IL initially pledged a total of 500,000 shares of Exstar common stock ("Common Stock") owned by TCO-IL to secure its obligations under the Loan Agreement. The number of shares pledged was reduced to 160,000 by agreement of the parties prior to year-end 1996 based on TCO-IL's prior satisfaction of payment obligations under the Loan Agreement. TCO-IL's pledge of the remaining 160,000 shares was terminated upon TCO-IL's transfer to the Company of all Exstar Common Stock owned by TCO-IL in April 1997, for consideration of $0.01 per share (the par value of the Exstar Common Stock). This stock transfer had no impact on the Company's GAAP net income or stockholders' equity. (See "Certain Relationships and Related Transactions" --
Item 13.)

     Payments by TCO were current through December 31, 1996, leaving a principal balance of $4.6 million of which $2.2 million was payable to Exstar and $2.4 million was payable to Alpine. By early 1997, the Company believed, based on TCO's financial condition and prospects, that TCO did not currently have, and in the foreseeable future was unlikely to have, the ability to repay this indebtedness. Accordingly, in an effort to help resolve financial issues between the Company and TCO and to provide the Company assets of value to the Company's continuing operations, Exstar accepted from TCO, in April 1997, a transfer of certain computer systems, furniture, fixtures, properties and rights of TCO in satisfaction of the $2.2 million of TCO debt owed to the Company. The systems, furniture and fixtures which were transferred constituted virtually all of TCO's systems, furniture and fixtures, had a then current book value of approximately $40,000 and were independently appraised in October 1996 at a total value of approximately $2.4 million. Pursuant to its rights under a Master Agreement with TCO entered into in December 1992 in connection with the Company's initial public offering ("Master Agreement"), Exstar had a license to use the systems that were transferred to it by TCO. No final resolution has been reached with respect to the $2.4 million of debt owed by TCO to Alpine. Any offset or reduction of the TCO debt to Alpine would require the prior approval of the Illinois DOI. It is anticipated that any amounts owed by TCO to Alpine would be cancelled, subject to Illinois DOI approval, upon the consummation of Frontier's acquisition of Alpine. (See " -- Proposed Future Operations and Organizational Changes; Relationship with Frontier.")

     In accordance with the equity accounting treatment retroactively adopted by the Company in early 1995, TCO-IL's repayment obligations to the Company are generally not carried as assets of the Company in its GAAP consolidated financial statements. TCO's payment of the $2.2 million debt to Exstar through the transfer of assets had no impact on the Company's GAAP net income or stockholders' equity. TCO realized a gain of $2.1 million on the transfer of assets to the Company, but in accordance with the form of equity accounting used by the Company to reflect its relationship with TCO, this gain was not recognized as a change in TCO's equity that would affect the Company's GAAP net income and stockholders' equity. Additionally, neither the note receivable nor any other amount owed by TCO to Alpine is reflected as an admitted asset of Alpine in its statutory financial statements. (See Note 11 of Notes to Consolidated Financial Statements.) To the extent all or any portion of such TCO indebtedness could be repaid, however, other than through funds directly or indirectly provided by the Company, such repayment (whether before or after the sale of Alpine to Frontier) would increase the Company's stockholders' equity. (See " -- Relationship with TCO.") Management considers the cancellation of such indebtedness to be appropriate, however, because management believes TCO will be unable to repay any significant portion of its debt to Alpine in the foreseeable future, and because management believes TCO's debt is attributable in large part to expenses incurred in performing activities which Alpine otherwise would have had to perform itself.

     Fixed Maturity Investments. The table below sets forth the composition of the Company's portfolio of fixed maturity investments by rating at December 31, 1997.


                                                                 DECEMBER 31, 1997
                  RATING*                    CARRYING VALUE  PERCENTAGE OF         CUMULATIVE
                                                             PORTFOLIO             PERCENTAGE
AAA (including U.S. Government obligations)     $10,238,000                 76.5%                 76.5%
AA.........................................       1,323,000                  9.9%                 86.4%
A-.........................................         100,000                   .7%                 87.1%
BBB+.......................................         249,000                  1.9%                 89.0%
Nonrated...................................       1,465,000                 11.0%                100.0%
Total......................................     $13,375,000                100.0%

______________
* Ratings are assigned primarily by Standard & Poor's with remaining ratings assigned by Moody's and converted to the equivalent Standard & Poor's ratings.

     Investment Results. Investment results of the Company for each year in the three years ended December 31, 1997 are shown in the following table.


                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                     1997         1996         1995
                                                         (Dollars in thousands)
Cash and cash equivalents and invested assets(1)      $53,120      $76,690      $90,838
Net investment income...........................        2,488        4,015        4,897
Average yield on total investments(2)...........         4.7%         5.3%         5.4%
Net realized investment (losses) gains..........       $(248)       $(377)         $389

_____________________
(1) Total invested assets on an annual average basis.
(2) Calculated on an annualized basis.

REINSURANCE

     The Company expects to retain all risk assumed by it under the Quota Share Arrangement (the Frontier Companies' liability, not the Company's liability, would be increased by the unlikely failure of any reinsurance on such business), and, thus, has not renewed its existing reinsurance agreements or entered into new agreements with reinsurers with respect to such risks. The Company continues to have protection, with respect to business previously written, under reinsurance agreements entered into in prior years.

     To limit its exposure on large risks and increase capacity, the Company historically entered into certain reinsurance transactions that ceded a portion of risks underwritten to other insurance companies. In the event that any or all of the reinsurers were unable to meet their obligations, the Company would then be liable for such defaulted amounts. All reinsurance payable to the Company is due from Underwriters at Lloyd's, London or companies rated at least A- by Best. At December 31, 1997, the largest single amount recoverable for paid and unpaid losses was $10.4 million from Signet Star Reinsurance Company, an insurer with a Best rating of

A and $271.1 million of policyholders' surplus at December 31, 1997.

     Although the Company does not currently write or reinsure material amounts of business in the property insurance lines, which are lines that tend to be most susceptible to catastrophes, the Company does periodically consider the possibility of its exposure to unusually large or catastrophic events, including in particular potential exposure for the Company's ocean marine line (most of the Company's ocean marine insureds are located along the Florida and Gulf of Mexico coasts). Management believes the likelihood is remote that such an event would occur and the Company's reinsurers would fail to meet their obligations with respect to such an event in any material way. With respect to the overall exposure of the Company's reinsurers to catastrophic risk, management monitors the financial condition of such reinsurers generally while relying on rating agencies, including Best, to assess its reinsurers' vulnerabilities to such risk.

     The Company ceased issuing direct insurance coverage in August 1996. Reinsurance for the Company's specialized liability business has been provided by seven treaties. The first provides coverage for 1991 and 1992 by Signet Star Reinsurance Company for losses incurred in excess of $1.0 million per insured, per loss up to a maximum of $2.0 million per insured, per loss, plus pro rata loss adjustment expenses. The second provides coverage for 1993, and the third provides coverage from January through September 1994, for losses incurred in excess of $1.0 million per insured, per loss up to a maximum of $2.0 million per insured, per loss, plus pro rata loss adjustment expenses, by Signet Star Reinsurance Company and Security Reinsurance Company. The fourth provides coverage from October 1, 1994, through December 31, 1995, for losses incurred in excess of $500,000 per insured, per loss up to a maximum of $1.0 million per insured, per loss, plus pro rata loss adjustment expenses, by Signet Star Reinsurance Company and Security Reinsurance Company. The fifth provides coverage from October 1, 1994, through December 31, 1995, for losses incurred in excess of $1.0 million per insured, per loss up to a maximum of $2.0 million per insured, per loss, plus pro rata loss adjustment expenses, by Signet Star Reinsurance Company and Security Reinsurance Company. The sixth cedes 50% of the first $500,000 of losses incurred per insured per loss, plus loss adjustment expenses, for losses occurring under (i) policies issued on or after April 1, 1995 and (ii) policies issued prior to April 1, 1995, for the unexpired portion thereof, by Signet Star Reinsurance Company and Reliance Insurance Company. The seventh provides coverage from January through December 1996 for losses incurred in excess of $1.0 million per insured, per loss up to a maximum of $2.0 million per insured, per loss, plus pro rata loss adjustment expenses, by Underwriters Reinsurance Company. In 1997, the Company commuted the reinsurance treaty with Underwriters Reinsurance Company which previously provided coverage from January through December 1996 for losses incurred in excess of $500,000 per insured, per loss up to a maximum of $1.0 million per insured, per loss, plus pro rata loss adjustment expenses, with no impact on the Company's GAAP net income or stockholders' equity.

     Reinsurance for the Company's architects and engineers professional liability business has been provided by treaties principally with Underwriters at Lloyd's, London. Treaties effective January 1, 1988, through December 31, 1993 and for 1995 provide coverage for losses incurred, including loss adjustment expenses, in excess of $250,000 per insured, per loss up to a maximum of $2.0 million per insured, per loss. The treaty for 1994 provides coverage for losses incurred, including loss adjustment expenses, in excess of $250,000 per insured, per loss up to a maximum of $1.0 million per insured, per loss. Reinsurance for the Company's architects and engineers business in 1996 is provided under the specialized liability treaty described above with Underwriters Reinsurance Company.

     The Company's ocean marine business has been reinsured through a series of annual treaties principally provided by Underwriters at Lloyd's, London. The current series of treaties expired February 28, 1997, and provided coverage for losses incurred, including loss adjustment expenses, in excess of $250,000 per insured, per loss, generally up to a maximum of $1.0 million per insured, per loss, up to a maximum aggregate limit of liability (excluding reinstatements) of $10.0 million. The expiring treaties were extended to July 1997 to provide run off coverage up to a maximum of $2.0 million per insured, per loss. Treaties for prior annual periods provide similar coverages, but with reduced maximum aggregate limits of liability.

     Alpine and, prior to year-end 1996, the Syndicate, provided letters of credit (which were fully collateralized by cash and cash equivalents, fixed maturities and short-term investments) in connection with assumed reinsurance agreements totaling $4,016,000, $7,992,000, and $8,746,000 at December 31,
1997, 1996 and 1995, respectively.

     The following table reflects the effects of reinsurance on the Company's premiums:


                    FOR THE YEARS ENDED DECEMBER 31,
                     1997         1996         1995
                         (DOLLARS IN THOUSANDS)
Earned premium:
Direct..........       $2,775      $40,058      $64,090
Ceded...........      (2,178)     (19,282)     (25,966)
Assumed.........        6,119          234        1,025
Net.............       $6,716      $21,010      $39,149
Written premium:
Direct..........       $1,410      $14,177      $63,281
Ceded...........      (1,791)      (5,563)     (36,102)
Assumed.........       11,515          196        1,006
Net.............      $11,134       $8,810      $28,185

     Included in the Company's statements of operations as part of policy acquisition costs amortized were ceded commission income of $2,725,000, $6,670,000 and $11,424,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

     The following table shows the amount of reinsurance recoverables for unpaid losses and loss adjustment expenses and for paid losses and loss adjustment expenses payable by the Company's reinsurers:




                                                       YEARS ENDED DECEMBER 31,
                                                           1997          1996


                                                            (DOLLARS IN THOUSANDS)
Unpaid losses and loss adjustment expenses..............       $13,363       $33,921
Receivables for paid losses and loss adjustment expenses         2,382         1,576
Total...................................................       $15,745       $35,497

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

     Combined Ratios. The combined ratio, which reflects underwriting results but not investment income, is a traditional measure of underwriting performance of a property and casualty insurer. A statutory combined ratio of less than 100% generally indicates statutory underwriting profitability while a statutory combined ratio in excess of 100% generally indicates a statutory underwriting loss.

     The following table reflects, on a statutory basis, the consolidated loss and loss adjustment expense ratios, expense ratios and combined ratios of Alpine (including such ratios with respect to business written by the Syndicate in 1996 and 1995) and the property and casualty insurance industry for the years ended December 31, 1997, 1996 and 1995, and the other liability industry group of the property and casualty industry, for the years ended December 31, 1996 and 1995.

                                                YEARS ENDED DECEMBER 31,    CUMULATIVE AVERAGE
                                                1997      1996      1995         1995-97
The Company:
Loss and loss adjustment expense ratio......    114.2%     60.0%     39.1%               53.2%
Expense ratio...............................     51.2%     63.3%     49.9%               52.7%
Combined ratio..............................    165.4%    123.3%     89.0%              105.9%
Property and casualty insurance industry(1):
Loss and loss adjustment expense ratio......     72.9%     78.4%     78.9%                 n/a
Expense ratio...............................     27.0%     26.3%     26.1%                 n/a
Combined ratio(2)...........................    101.6%    105.8%    106.3%                 n/a
Other liability industry group(1)(3):
Loss and loss adjustment expense ratio......       n/a     96.4%    115.0%                 n/a
Expense ratio...............................       n/a     26.7%     28.1%                 n/a
Combined ratio(2)...........................       n/a    123.5%    143.6%                 n/a

_______________________
(1) Source for 1995 and 1996 numbers: Best's Aggregates & Averages, Property Casualty (1997 edition). Source for 1997 numbers: Bestweek, P/C (March 16, 1998 edition).

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

The following table reflects, on a GAAP basis, the consolidated loss and loss adjustment expense ratios, expense ratios and combined ratios of Alpine (including such ratios with respect to business written by the Syndicate in 1996 and 1995) for the years ended December 31, 1997, 1996, and 1995.


                                          YEARS ENDED DECEMBER 31,    CUMULATIVE AVERAGE
                                          1997      1996      1995        1995-1997
Loss and loss adjustment expense ratio    115.0%     60.4%     40.0%               54.0%
Expense ratio.........................    (1.7)%     24.4%     29.8%               24.9%
Combined ratio........................    113.3%     84.8%     69.8%               78.9%

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

     During 1996, the Company reduced its cumulative reserves for losses and loss adjustment expenses for all years as of December 31, 1995. (See " -- Losses and Loss Adjustment Expenses.") The reduction in the reserves (approximately $14.9 million) was effective for 1995 and reduced the Company's 1995 loss and loss adjustment expense ratio. The Company's 1995 statutory expense ratio was increased by profit sharing expense related to the foregoing reduction in reserves. The cessation of the Company's writing of direct business in 1996 (without a corresponding immediate reduction in expenses) adversely affected both the Company's 1996 and 1997 statutory expense ratios and combined ratios. During 1997, the Company strengthened its reserves for losses and loss adjustment expenses by $4.4 million, thereby increasing both the Company's statutory and GAAP loss and loss adjustment expense ratios. The Company's 1997 (negative) GAAP expense ratio was the result of earning additional commission income under certain reinsurance agreements (because of loss development) which exceeded policy acquisition costs for the year. Absent this additional income, the Company's 1997 GAAP expense ratio would have been 31.3%.

     IRIS Ratios and Risk-Based Capital. The National Association of Insurance Commissioners ("NAIC") utilizes 12 Insurance Regulatory Information System ("IRIS") ratios and has developed a risk-based capital formula to assist regulators in evaluating insurer performance and capital adequacy. Alpine failed certain IRIS ratio tests in 1995, 1996 and 1997, and its statutory policyholders' surplus fell below regulatorily prescribed early warning levels of risk-based capital in 1995, 1996 and 1997. (See "-- Regulation -- Insurance Regulatory Information System Tests" and "-- Regulation -- Risk-Based Capital.")

REGULATION

     Exstar's insurance company subsidiary, Alpine, is subject to a substantial degree of regulation, which generally is designed to protect the interests of Alpine's policyholders, rather than the Company's shareholders. As an Illinois property and casualty insurance company, Alpine is subject to the primary regulatory oversight of the Illinois DOI. If the proposed sale of Alpine is consummated in accordance with the Potential Frontier Deal as currently contemplated, management expects the Company's regulatory compliance burden would decrease substantially, because the proposed Cayman Company would be subject to a much reduced regulatory compliance obligation compared to that which Alpine is currently and in 1998 is likely to be subject.

     Illinois Order. Alpine is currently subject to the Illinois Order, which limits Alpine's activities and those of the Company. In May 1996, management approached the Illinois DOI to discuss Alpine's loss reserves, its financial condition, its relationship with TCO and TCO's inability to pay to Alpine all amounts owed. Based on that discussion and issues concerning Alpine's statutory financial statements and its loss reserves (see "-- Losses and Loss Adjustment Expenses"), the Illinois DOI commenced an actuarial and financial review of Alpine. In connection with this review, on July 5, 1996, the Illinois DOI issued an order directing: (i) that Alpine, including the owners, officers, directors, and employees of Alpine, shall make no disbursements of any kind, except for properly authorized insurance claim payments, whether by direct cash transaction, loan offset, forgiveness of debts, purchase, payment of compensation, dividends of any kind, or by transfer of securities or assets of any kind, unless prior to such disbursement Alpine has obtained the written approval of the Illinois DOI; (ii) that Alpine shall not enter into or agree to enter into any agreement which commits Alpine to any type of disbursement subject to the foregoing clause (i) without the prior written approval of the Illinois DOI; (iii) that Alpine is prohibited from entering into any transactions with any affiliate as defined under the Illinois Insurance Code without the prior written approval of the Illinois DOI; and (iv) that Alpine shall demand immediate payment to Alpine of all Alpine premiums held by any affiliate. The impact of the Illinois Order has been to subject virtually all of Alpine's and the Company's transactions, organizational relationships and business operations to close scrutiny by, and approval requirements of, the Illinois DOI.

     If the sale of Alpine to Frontier is consummated as the Potential Frontier Deal currently contemplates, management anticipates (though it has no understandings with the Illinois DOI) that the Illinois Order would be eliminated. The Company's continuing relationships with the Frontier Companies, however, may continue to be subject to significant regulatory oversight by the Illinois DOI and other state insurance regulatory authorities.

     Combination of the Syndicate with Alpine. Effective December 31, 1996, the Syndicate withdrew as a syndicate member of the IIE, and concurrently transferred all of its assets (other than the stock of Alpine which was owned by the Syndicate) and liabilities to Alpine and changed its name to Alpine Holdings, Inc. Alpine Holdings, Inc. continues to exist as the current direct parent of Alpine, but with no operations. Pursuant to an agreement with the IIE, certain of the Syndicate's assets transferred to Alpine were placed in trust as security for the payment of claims of policyholders and other Syndicate obligations, and thus are not readily available for the satisfaction of other Alpine obligations. Alpine is subject to certain ongoing reporting and compliance obligations to the IIE with respect to business formerly conducted by the Syndicate. In addition, $1.0 million of
assets of the   Syndicate are now held, and will continue to be held through at least the end of 1999, by the IIE Guaranty Fund, Inc., an entity which is intended to provide certain financial protection to policyholders of insolvent IIE syndicates. Such $1.0 million is included as an asset of the Company in its GAAP financial statements, and as an asset of Alpine in its statutory financial statements. Because of unrelated IIE syndicate insolvencies which have occurred and may occur in the future, the Company's ability to recover in full such $1.0 million may be uncertain. If the sale of Alpine to Frontier is consummated as currently contemplated, the Company likely will continue to be responsible for the foregoing reporting and compliance obligations unless an agreement terminating such obligations can be reached with the IIE.

     Dividend Limitations. Alpine is limited in its ability to pay dividends to shareholders. Alpine is subject to an overall limitation that dividends and other distributions can be declared and paid only to the extent of earned, as opposed to contributed, statutory policyholders' surplus. In addition, Alpine is subject to the provisions of the Illinois Insurance Holding Company Systems Act, which requires prior notice for the payment of all dividends or other distributions, and special approval for those which, during any consecutive 12-month period, exceed the greater of (i) 10% of Alpine's statutory policyholders' surplus as of the immediately preceding year-end or (ii) its statutory net income for the immediately preceding year. In addition to the foregoing limitations, the Illinois Order prohibits Alpine from paying any dividends without the prior approval of the Illinois DOI. Management expects that such approval would be unlikely to be received, if requested, in the foreseeable future. Should the Potential Frontier Deal be consummated as currently contemplated, management expects limitations on the Cayman Company's ability to pay dividends would likely be less restrictive than those applicable to Alpine.

     Holding Company System Regulation. Because of its indirect ownership of Alpine, the Company is subject to certain provisions of the Illinois Insurance Holding Company Systems Act, which governs any direct or indirect changes in control of Alpine and certain affiliated-party transactions involving Alpine or its assets. No person may acquire, directly or indirectly, 10% or more of the outstanding voting securities or otherwise acquire control of Alpine, Alpine Holdings, Inc. (Alpine's direct holding company parent) or Exstar, unless the Illinois DOI has approved such acquisition. In this regard, Frontier will be required to obtain such approval if the Proposed Frontier Deal is to be consummated as currently contemplated, as it includes the sale to Frontier of the stock of Alpine. The determination of whether to approve any such acquisition is based on a variety of factors, including an evaluation of the acquirer's financial stability, the competence of its management and whether competition in Illinois would be reduced, none of which management believes would hinder the Illinois DOI's approval of Frontier's acquisition of Alpine. In addition, certain material transactions involving Alpine and any affiliate must be disclosed to the Illinois DOI not less than 30 days prior to the effective date of the transaction (a transaction can be disapproved by the Illinois DOI within such 30-day period if it does not meet certain standards). Transactions requiring such approval include, but are not limited to, sales, purchases or exchanges of assets, loans and extensions of credit, and investments. Alpine is also required to file periodic and updated statements reflecting the current status of its holding company system, the existence of any related-party transactions and certain financial information relating to any person who directly or indirectly controls (presumed at 10% voting control) Alpine. In addition to the foregoing, the Illinois Orderrequires approval of the Illinois DOI for most transactions and commitments involving Alpine and its affiliates. Any similar restrictions on the proposed Cayman Company with respect to transactions with affiliates are expected to be less burdensome than those applicable to Alpine.

     Insurance Guaranty Funds. As an Illinois property and casualty insurance company, Alpine is subject to the provisions of the Illinois Insurance Guaranty Fund Act, which provides for the assessment of member insurance companies based on the amount of direct written premium in Illinois. The amount and timing of such assessments are beyond the control of the Company. Although Alpine is no longer writing direct business, it may be subject to assessments with respect to direct business written in prior years. The Company is not aware of any similar potential assessments relating to Cayman Islands insurance companies.

     National Association of Insurance Commissioners. In addition to state-imposed insurance laws and regulations, Alpine is subject to the general statutory accounting practices and reporting formats established by the NAIC. The NAIC also promulgates model insurance laws and regulations relating to the financial and operational regulation of insurance companies. These rules and regulations generally are not directly applicable to an insurance company until they are adopted by applicable state legislatures and departments of insurance. NAIC model laws and regulations have become increasingly important in recent years, due primarily to the NAIC's Financial Regulatory Standards and Accreditation Program. Under this program, states which have adopted certain required model laws and regulations and meet various staffing and other requirements are "accredited" by the NAIC. Such accreditation is the cornerstone of an eventual nationwide regulatory network, and there is a certain degree of political pressure on individual states to become accredited by the NAIC. Because the adoption of certain model laws and regulations is a prerequisite to accreditation, the NAIC's initiatives have taken on a greater level of practical importance in recent years. Illinois has been accredited by the NAIC, but the maintenance of its accreditation is contingent upon Illinois' continuing substantial compliance with various NAIC model laws and regulations.

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

     In reporting in accordance with the NAIC annual statement form, insurers must comply with statutory accounting practices typically described as those practices "prescribed" or "permitted" by the insurance company's domiciliary insurance regulator. With respect to Alpine, "prescribed" statutory accounting practices are those described under Illinois laws and regulations of the Illinois DOI. "Permitted" statutory accounting practices encompass all statutory accounting practices not so prescribed and must be approved by the appropriate regulatory authority. All practices used by the Company are prescribed. The NAIC has completed a project to codify statutory accounting practices that is expected to change the definition of what comprises prescribed statutory accounting practices and that is expected to change the accounting policies that insurance enterprises use to prepare their financial statements.

     If the Potential Frontier Deal is consummated as currently contemplated, the proposed Cayman Company would not directly be subject to state regulation or NAIC initiatives, nor would it be required to prepare financial statements in accordance with statutory accounting practices, whether on the NAIC annual statement form or otherwise.

     Insurance Regulatory Information System Tests. The NAIC also has developed IRIS ratios which are designed to provide regulators indications of potential problems of insurance companies. Alpine failed 8 of 12 IRIS ratio tests for 1995 based on initial 1995 statutory financial statements Alpine filed with regulatory authorities (based on which a number of such regulatory authorities took actions restricting Alpine's authority to do business). Alpine amended its 1995 statutory financial statements to reflect the overstatement in its loss reserves of approximately $14.9 million (see " -- Losses and Loss Adjustment Expenses") and, based on the amended statements, it failed 4 IRIS ratio tests for 1995. Alpine failed 2 IRIS ratio tests for 1996 (as a general rule, an insurer may fail up to 3 IRIS ratio tests without triggering a higher level of NAIC or regulatory scrutiny). Alpine failed 6 IRIS ratio tests for 1997, based on statutory policyholders' surplus of $5.3 million. (Alpine's statutory annual statement for 1997 required to be filed with insurance regulatory authorities currently reflects statutory policyholders' surplus of $6.8 million at December 31, 1997, and failure of only 5 IRIS ratio tests. Alpine's statutory policyholders' surplus was $5.3 million after elimination of certain subrogation recoverables which Alpine currently expects will not be included in Alpine's audited statutory policyholders' surplus at December 31, 1997.)

     The following table sets forth the NAIC's expected normal values for the IRIS ratios and Alpine's IRIS ratios for 1997 (using $5.3 million of statutory policyholders' surplus) and 1996.

                                  IRIS RATIOS

                                                  UNUSUAL VALUES EQUAL TO OR            ALPINE'S RESULTS
                                                     OVER           UNDER             1997            1996
RATIO
Gross premium to surplus.......................            900                          243              99
Net premium to surplus.........................            300                          210              61
Change in net writings.........................             33           (33)           46*           (57)*
Surplus aid to surplus.........................             15                            0               2
Two-year overall operating ratio...............            100                         101*              90
Investment yield...............................             10            4.5           4.8            3.6*
Change in surplus..............................             50           (10)         (44)*             (6)
Liabilities to liquid assets...................            105                         149*              99
Agents' balances to surplus....................             40                            0               0
One-year reserve development to surplus........             20                          41*               2
Two-year reserve development to surplus........             20                          56*            (44)
Estimated current reserve deficiency to surplus             25                        (199)           (295)

___________________________
*    Indicates results outside the usual range.

     The six IRIS tests failed in 1997 were Change in Net Writings, Two-Year Overall Operating Ratio, Change in Surplus, Liabilities to Liquid Assets, One-Year Reserve Development to Surplus and Two-Year Reserve Development to Surplus. The Change in Net Writings failure resulted principally from the increased assumed premiums in 1997 after the Quota Share Arrangement became effective on April 1, 1997, compared to the reduced direct premiums in 1996 following the Best rating downgrades of Alpine and the Syndicate early in 1996 and the Company's subsequent decision to cease writing direct insurance in August 1996. The Two-Year Overall Operating Ratio and the Change in Surplus failures resulted principally from adverse loss development for the 1992-1994 years that could not be offset by favorable loss development for the 1995-1997 years because of a statutorily imposed liability (Schedule P penalty) of $6.6 million. The Schedule P penalty is a statutory accounting requirement which generally specifies that an insurer must include as a liability on its statutory financial statements the difference between (i) losses estimated at a specified percentage of earned premium (60% in the case of Alpine), and (ii) the Company's actual expected ultimate losses, generally for the three most recent years. The Schedule P penalty is not applicable to the Company's GAAP financial statements. (See " -- Losses and Loss Adjustment Expenses.") The Liabilities to Liquid Assets failure also resulted principally from the Schedule P penalty, coupled with real estate's constituting approximately 24% of Alpine's cash and invested assets. The One-Year and Two-Year Reserve Development to Surplus failures resulted principally from management's decision to strengthen loss reserves by $4.4 million during the third and fourth quarters of 1997.

     The two IRIS tests failed in 1996 were Change in Net Writings and Investment Yield. Alpine's Change in Net Writings failure resulted from a decrease in premiums written because of the Best rating downgrades, regulatory restrictions and management's decision to cease writing direct insurance in August 1996. The Company's insurance company subsidiaries historically failed the Investment Yield test principally because of their payments to TCO of portions of their investment income pursuant to the management agreement previously in force between the Company and TCO.

     Because of the Company's proposed sale of Alpine to Frontier in accordance with the Potential Frontier Deal, Alpine's 1997 IRIS results are not expected to materially adversely affect the Company's future operations. Even if the sale is not consummated, however, management expects Alpine's 1997 IRIS ratio results will not adversely impact Alpine's ability to act as a reinsurer of the Frontier Companies, principally because the reinsurance funds held by the Frontier Companies under the Quota Share Arrangement provide reasonably adequate security for Alpine's potential reinsurance obligations. Notwithstanding the foregoing, Alpine's 1997 IRIS results and financial condition generally would adversely impact the Company's prospects should the Company's reinsurance and production relationships with the Frontier Companies terminate, and the Company have to seek to resume writing direct insurance or alternative arrangements with other insurance companies similar to the arrangements with the Frontier Companies.

     Risk-Based Capital. The NAIC has adopted a risk-based capital formula for property and casualty insurance companies.  This formula calculates a minimum level of
capital and surplus which should be maintained by each insurer, based   on
underwriting, credit, investment and other business risks inherent in an individual company's operations. Various states, including Illinois, have adopted the NAIC's risk-based capital model act applicable to property/casualty insurers. The model act authorizes certain regulatory actions based on the ratio of a company's "adjusted capital" (generally the insurer's actual statutory policyholders' surplus) to its "authorized control level" riskbased capital. The following table sets forth the different levels of risk-based capital that may trigger regulatory involvement and the corresponding actions that may result.


         LEVEL                  TRIGGER          CORRECTIVE  ACTION
Company Action Level      Adjusted capital      Submit comprehensive plan
                          less than 200% of     to insurance commissioner
                          authorized control
                          level

Regulatory Action Level   Adjusted capital      In addition to above, insurer is
                          less than 150% of     subject to examination, analysis
                          authorized control    and specific corrective
                          level                 action

Authorized Control Level  Adjusted capital      In addition to both of above,
                          less than 100% of     insurance commissioner may
                          authorized control    place insurer under regulatory
                          level                 control

Mandatory Control Level   Adjusted capital      Insurer must be placed under
                          less than 70% of      regulatory control
                          authorized control
                          level

     The "comprehensive plan" required at the company action level and certain other levels must: (i) identify the conditions in the insurer that contribute to the failure to meet the capital requirements; (ii) contain proposed corrective actions that the insurer intends to make and that would be expected to result in compliance with the capital requirements; (iii) provide certain projections of the insurer's financial results for the current year and at least the four succeeding years; (iv) identify key assumptions impacting the insurer's projections and the sensitivity of the projections to the assumptions; and (v) identify the quality of, and problems associated with, the insurer's business, including but not limited to its assets, anticipated business growth and associated surplus strain, extraordinary exposure to risk, mix of business, and use of reinsurance in each case.

     At December 31, 1997, in contrast to actual adjusted capital of $5.3 million: (i) Alpine would have needed adjusted capital of $9.1 to exceed the company action level of risk-based capital applicable to it; (ii) Alpine would have needed adjusted capital of $6.8 million to exceed the regulatory action level of risk-based capital applicable to it; (iii) Alpine needed adjusted capital of $4.6 million to exceed the authorized control level of risk-based capital applicable to it; and (iv) Alpine needed adjusted capital of $3.2 million to exceed the mandatory control level of risk-based capital applicable to it.

     Alpine's adjusted capital amounts at December 31, 1997, and December 31, 1996, were approximately 117% and 173%, respectively, of its authorized control level risk-based capital amounts. (See " -- Overview of Current Business Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" -- Item 7.) Because Alpine's December 31, 1996, adjusted capital was less than

200% of its authorized control level risk-based capital, Alpine was required to submit a comprehensive financial plan to the Illinois DOI. The plan identified, as the principal condition that contributed to Alpine's failure to meet the company action level of risk-based capital, the amount of Alpine's net reserves for losses and loss adjustment expense relative to its statutory policyholders' surplus and contained, as the proposed corrective actions, principally changes to the Company's operations and organizational structure already implemented, and consummation of the UCIC Quota Share Arrangement. Alpine's comprehensive financial plan with respect to the year ended December 31, 1996, was filed with and not objected to by the Illinois DOI.

     As Alpine was below the regulatory action level at December 31, 1997, a similar comprehensive financial plan will be required to be submitted to the Illinois DOI by April 16, 1998. Management expects such plan to identify the $6.6 million Schedule P penalty incurred by Alpine in 1997 as one of the principal causes for Alpine's failure to meet or exceed the company action level of risk-based capital. Additionally, Alpine's statutory policyholders' surplus was reduced by an underwriting loss of $6.7 million in 1997 as a result of a relatively small volume of net premiums earned and $4.4 million of loss and loss adjustment expense reserve strengthening during the year. (See "-- Losses and Loss Adjustment Expenses.") Management expects the plan to propose, as principal corrective actions to increase Alpine's risk-based capital above the company action level, the continuation of Alpine's operations in 1998, during which Alpine (i) expects to experience an overall reduction in net reserves for losses and loss adjustment expense outstanding relative to its statutory policyholders' surplus, (ii) expects to eliminate approximately $2.5 million of the Schedule P penalty as the 1995 accident year becomes excluded from Alpine's Schedule P calculation, and (iii) expects to receive additional assets contributed by Exstar consisting principally of some or all of up to approximately $1.7 million of real estate investments owned directly by Exstar, if necessary. Consummation of the proposed sale of Alpine and merger of Alpine with UCIC in accordance with the Potential Frontier Deal as currently contemplated also are expected to eliminate or reduce Alpine's risk-based capital obligations and concerns.

     State Regulation. During 1996 and 1997, a number of states acted to restrict or eliminate Alpine's ability to issue direct coverage in such states. Such states had previously accounted for most of the premium written by the Company. As a general rule, Alpine's inability to issue direct coverage in a state does not render it unable to provide reinsurance with respect to risks located in the state. Insurers assuming risk only from other ceding insurers (reinsurers) rather than issuing direct insurance are subject to a lesser degree of regulatory scrutiny and compliance obligations outside their states of domicile than insurers issuing direct insurance. Through regulation of the reserves required to be maintained in a ceding insurer's statutory financial statements and the circumstances in which such reserves may be reduced through the cession of liabilities to a reinsurer, however, states can indirectly influence the activities of reinsurers. Due, in part, to such reserve requirements, the Quota Share Arrangement has been structured on a "funds held" basis. (See " -- Overview of Current Business Operations.") In addition, it is possible that Alpine's prior and existing regulatory issues could lead regulators to place material restrictions on Alpine's ability to act as a reinsurer of the Frontier Companies under the Quota Share Arrangement or of any other insurer.

     In addition, Illinois law requires that an Illinois insurer may not assume the types of insurance currently assumed by Alpine under the Quota Share Arrangement if the assuming Illinois insurer's statutory policyholders' surplus is less than $5.0 million. Alpine's statutory policyholders surplus of $5.3 million as of December 31, 1997, was only $300,000 above the required minimum. (Alpine's statutory annual statement for 1997 required to be filed with insurance regulatory authorities currently reflects statutory policyholders' surplus of $6.8 million at December 31, 1997. The $5.3 million represents Alpine's statutory policyholders' surplus after elimination of certain subrogation recoverables which Alpine currently expects will not be included in Alpine's audited statutory policyholders' surplus at December 31, 1997.) The Company expects Alpine's surplus to increase during 1998 as a consequence of profitable or at least break even operations and elimination of the $2.5 million portion of the Schedule P penalty relating to accident year 1995; and if necessary, the Company expects it could contribute assets, including principally real estate investments owned by Exstar with statutory net asset values of up to approximately $1.7 million at December 31, 1997, to Alpine. There can be no guarantee, however, that the 1998 operations will be profitable or break even, especially if the recent trend (since 1995) of adverse loss development should continue and result in substantial losses. (See " -- Losses and Loss Adjustment Expenses.") Should Alpine experience losses which offset the sum of (i) the reduction in the Schedule P penalty, (ii) the contribution of assets by Exstar and (iii) profits from operations, if any, Alpine's ability to continue to operate as a reinsurer could be terminated. In such case, the Company could experience significant losses. (See " -- Overview of Current Business Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" -- Item 7.)

     An insurer's eligibility to write direct insurance on a surplus lines basis in most jurisdictions is dependent on its compliance with certain financial standards, including the maintenance of a requisite level of capital and statutory surplus and the establishment of certain statutory deposits. To maintain its license as an Illinois domestic property and casualty insurer, Alpine must maintain statutory policyholders' surplus of at least $1.5 million. In recent years, many jurisdictions, including those in which Alpine has conducted most of its insurance business, have increased the minimum financial standards for surplus lines eligibility, including adoption of the NAIC's model surplus lines act which, among other things, establishes a minimum statutory policyholders' surplus requirement of $15.0 million. This minimum requirement would preclude Alpine from acting as a surplus lines insurer in these jurisdictions but not preclude it from acting as a reinsurer. As a result of Alpine's diminished statutory policyholders' surplus level ($5.3 million at December 31, 1997), risk-based capital results and Best rating, as well as the proposed sale of Alpine to Frontier and merger with UCIC in accordance with the Potential Frontier Deal (which would render the continuation of Alpine's surplus lines authorizations unnecessary), effective March 1, 1998, Alpine voluntarily withdrew as an authorized surplus lines insurer in every jurisdiction in which it then remained authorized.

     In certain states where insurers such as Alpine are not authorized to conduct insurance business, such insurers may not be permitted to file certain pleadings in court until they have posted bonds with the courts. Alpine has been faced with this requirement in two states, but has to date suffered little material adverse impact. If the requirement were to be enforced more broadly against Alpine, it could significantly increase Alpine's costs with respect to coverage lawsuits and other litigation matters, and, thus, adversely affect the Company. It also could materially adversely impact Alpine's liquidity. (See "-- Management's Discussion and Analysis of Financial Condition and Results of Operations" -- Item 7.)

     If the sale of Alpine to Frontier is accomplished in accordance with the Potential Frontier Deal as currently contemplated, the Cayman Company would be subject to Cayman Islands regulation, but would not be directly subject to state regulation in the U.S. Management expects this would significantly reduce the Company's insurance regulatory compliance burden.

      Reserve Requirement. During 1997, Illinois enacted a statute governing investments, in general, and requiring, beginning with Alpine's statutory financial statements to be filed with respect to the quarter ending March 31, 1998, that Alpine maintain (i) the sum of cash and other specified assets, in excess of (ii) the sum of Alpine's discounted loss and loss adjustment expense reserves and reserves for unearned premiums ("reserve requirement"). The Illinois DOI has not yet adopted regulations or other official guidelines interpreting the reserve requirement. Alpine may have difficulty meeting the reserve requirement in 1998, depending on how the new statutory provision ultimately is interpreted, but believes, based on discussions with the Illinois DOI, that it may be able to comply sufficiently with the requirement to avoid any increase in the Illinois DOI's current level of oversight. Should Alpine fail to satisfy the reserve requirement under such an interpretation, the Illinois DOI could require action by Alpine to rectify the failure, and if Alpine ultimately were to fail to comply, could seek to cause Alpine to cease operations.

LOSSES AND LOSS ADJUSTMENT EXPENSES

     The Company is directly liable for loss and loss adjustment expense payments under the terms of insurance policies that it has written and pursuant to reinsurance agreements under which it has assumed insurance business. For the Company's occurrence policies and occurrence policies reinsured by the Company, a number of years normally will elapse between the occurrence of an insured loss, the reporting of the loss to the Company and the Company's payment of that loss. For the Company's claims made policies and claims made policies reinsured by the Company, the occurrence of the loss must be reported during the policy period or any extended reporting period, though losses may not be paid out for a number of years. The Company reflects its liability for the ultimate payment of all incurred losses and loss adjustment expenses by establishing loss and loss adjustment expense reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events that have occurred.

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

     Estimates for ultimate loss reserves are inherently difficult to determine because they are attempts to quantify future results based on current trends and incomplete information. The effort to predict the Company's ultimate losses and loss adjustment expense has been made more difficult because the Company's recent business includes a substantial amount of insurance written for subcontractors and general contractors, most of which are located in
California. California law relating to contractors has changed significantly over the last several years as a consequence of California legal decisions and
newly enacted   legislation.  The Company, additionally, significantly modified its policy forms and underwriting standards relating to its contractor business in each of 1996, 1995 and 1994. Because of the foregoing, the assumptions made and the trends used by the Company in estimating its reserves for losses and loss adjustment expenses have been relatively untested by time and actual development of reserves.

     In February 1996, the Company's independent actuaries arrived at a determination that the Syndicate and Alpine had experienced substantial adverse loss development during 1995. This adverse loss development was in addition to adverse loss development during each of 1994 and 1993. In order to evaluate the loss data on which the actuarial determinations were based, the Company hired an independent claims specialist in February 1996 to conduct a review of its "case" loss reserves (reserves relating to specific claims). Based on the claims specialist's review of the Company's claim files, the Company determined that its case loss reserves were substantially overstated. Alpine and the Syndicate were unable to provide data concerning the reserve overstatements in final form to the actuaries in time for such data to be considered in the actuaries' certification of Alpine's and the Syndicate's 1995 loss reserves for their unaudited 1995 statutory financial statements. Consequently, the statutory financial statements which incorporated the overstated loss reserves were provided to Best and state regulatory authorities. The overstatement of loss reserves contributed to the adverse financial results reported by Alpine and the Syndicate, the Best ratings downgrades and the actions taken against the Company by state regulatory authorities.

     After discussions with the Illinois DOI in early 1996, the Company hired another independent actuarial firm to review and recertify the Company's loss reserves as of December 31, 1995. The recertification was completed in August 1996 and accepted by the Illinois DOI, following its commissioning of an additional independent actuarial review confirming the Company's review, in December 1996. Based upon the recertifications, the Company had an overstatement, or redundancy, of approximately $14.9 million in its loss reserves in its initially filed unaudited December 31, 1995 statutory statements. In September 1996, Alpine filed amended statutory statements eliminating substantially all of the redundancy. Because Alpine also non-admitted a substantial amount of assets in 1995 (principally receivables from TCO), the net effect on Alpine's statutory policyholders' surplus was a reduction of approximately $5.0 million.

     As a consequence of the independent reviews of the Company's case loss reserves in 1996, the Company adopted what management believes is a less conservative reserving approach than had previously been employed. Reserve development since then generally has consisted of increases in ultimate estimated losses and loss adjustment expenses annually, compared to a trend prior to 1995 of relatively higher initially estimated losses and loss adjustment expenses followed by annual decreases from the initial estimates.

     During 1997, Alpine incurred a Schedule P penalty of $6.6 million. The Schedule P penalty resulted from a statutory accounting requirement that an insurer such as Alpine include, as a liability, the difference between (i) losses estimated at a specified level (60% in the case of Alpine) and (ii) the insurer's actual expected ultimate losses, generally for the three most recent years. The Schedule P penalty affects Alpine's statutory accounting results only; it does not affect the Company's GAAP operating results or stockholders' equity. It is anticipated that Alpine will be permitted to eliminate a significant portion (approximately $2.5 million) of such Schedule P penalty during 1998, thereby increasing Alpine's statutory policyholders' surplus by an equal amount.

     The following table sets forth a reconciliation of beginning and ending loss reserves net of reinsurance. Consistent with the Company's adoption of Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, the reserves are presented in the financial statements on a gross basis with reinsurance recoverable-unpaid losses and loss adjustment expenses presented as assets.
The Company does not discount its loss reserves.

                                                               YEARS ENDED DECEMBER 31,
                                                         1997           1996               1995
                                                          NET            NET               NET
                                                            (DOLLARS IN THOUSANDS)
Reserves for losses and loss adjustment
expenses at beginning of year................              $53,006        $68,820        $81,197
Incurred losses and loss adjustment
expenses:
Provision for insured events of the current
year.........................................                3,299         12,971         23,545
Increase (decrease) in provision for
insured events of prior years................                4,424          (282)        (7,874)
Total incurred losses and loss adjustment
expenses.....................................                7,723         12,689         15,671
Payments:
Losses and loss adjustment expenses
attributable to insured events of the current
year.........................................                  217          1,842          2,496
Losses and loss adjustment expenses
attributable to insured events of prior years               30,462         26,661         25,552
Total payments...............................               30,679         28,503         28,048
Reserves for losses and loss adjustment
expenses at end of year                                    $30,050        $53,006        $68,820

     The above table reflects an increase in ultimate losses and loss adjustment expenses for insured events of prior years of $4.4 million. This is a consequence of actual losses incurred and paid during 1997 for such years trending slightly higher than previously estimated. Management believes this may result from the less conservative reserving approach adopted by the Company following the reserve reviews conducted by the Company in 1996.

     The following table sets forth a reconciliation from the Company's GAAP basis reserves to its reserves calculated in accordance with statutory accounting practices.


                                                                                 YEARS ENDED DECEMBER 31,
                                                                                    1997          1996
                                                                                  (DOLLARS IN THOUSANDS)
Gross unpaid losses and loss adjustment expenses--GAAP........................       $43,413       $86,927
Reinsurance recoverable-unpaid losses and loss adjustment expense--GAAP.......        13,363        33,921
Net reserves for losses and loss adjustment expenses at end of year--GAAP.....        30,050        53,006
Other.........................................................................          (43)            93
Net reserves for losses and loss adjustment expenses at end of year--Statutory       $30,007       $53,099

     The following table presents the development of unpaid loss and loss adjustment expense reserves net of reinsurance from 1988 through 1997 for the Company. The top line of the table shows the estimated reserves for unpaid losses and loss adjustment expenses net of reinsurance at the balance sheet date for each of the indicated years. These figures represent the estimated amount of unpaid losses and loss adjustment expenses for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The second line of the table, "Subsequent commutations and other adjustments not affecting development," represents reductions of the reserve credits as a result of commutations of reinsurance treaties subsequent to the year ended in each column and additions to reserves as a result of acquisition of another IIE syndicate in 1989. These adjustments do not affect development as payments made against these reserves are classified in the appropriate year. The table also shows the re-estimated amounts of the previously recorded reserves based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years.

     The following table presents loss reserves net of reinsurance with supplemental gross data.


                                                                YEARS ENDED DECEMBER 31,
                               1997     1996     1995     1994     1993     1992     1991     1990     1989        1988
                                                                 (DOLLARS IN THOUSANDS)
Net reserves for losses
and loss settlement
expenses, as stated.........  $30,050  $53,006  $68,820  $81,197  $68,167  $65,297  $69,757  $79,106  $63,932       $41,271
Subsequent commutations
and other adjustments not
affecting development.......        0        0        0        0        0      562    2,706    6,577   16,163        30,507
Adjusted reserves...........   30,050   53,006   68,820   81,197   68,167   65,859   72,463   85,683   80,095        71,778
Paid (cumulative) as of
1 year later................            30,543   26,809   16,647   17,396   21,180   16,940   22,778   18,559         9,621
2 years later...............                     54,620   39,128   26,779   34,330   35,773   38,407   36,542        23,876
3 years later...............                              60,739   40,676   39,910   45,133   54,364   49,448        37,742
4 years later...............                                       51,106   47,072   53,072   62,293   59,895        47,429
5 years later...............                                                51,120   58,719   69,064   63,266        54,808
6 years later...............                                                         60,831   72,247   68,468        57,659
7 years later...............                                                                  73,951   70,774        61,203
8 years later...............                                                                           71,517        62,283
9 years later...............                                                                                         62,589
Net reserves re-estimated
as of end of year...........
1 year later................            57,430   68,538   73,222   68,959   64,167   70,830   82,144   79,236        66,628
2 years later...............                     74,317   71,030   58,984   64,068   70,827   81,111   78,243        67,825
3 years later...............                              78,327   58,422   54,087   66,790   78,024   79,666        66,879
4 years later...............                                       62,868   52,151   63,548   78,383   73,062        66,212
5 years later...............                                                53,165   62,590   76,440   73,315        63,922
6 years later...............                                                         62,029   75,324   72,638        63,627
7 years later...............                                                                  74,299   71,832        62,869
8 years later...............                                                                           70,769        62,250
9 years later...............                                                                                         61,595
Net cumulative (deficiency)
redundancy
Dollars.....................           (4,424)  (5,497)    2,870    5,299   12,694   10,434   11,384    9,326        10,183
Percentage..................           (8.35)%  (7.99)%    3.53%    7.77%   19.27%   14.40%   13.29%   11.64%        14.19%
Gross liability-end of  year   43,413   86,927   91,984   88,276   70,938   73,586
Reinsurance recoverable.....   13,363   33,921   23,164    7,079    2,771    8,289
Net liability-end of year...   30,050   53,006   68,820   81,197   68,167   65,297
Gross re-estimated
Liability-latest............            75,167   89,685   85,296   68,476   58,347
Reclassification                        17,893
Adjusted gross re-estimated
Liability - Latest                      93,060   89,685   85,296   68,476   58,347
Re-estimated
Recoverable-latest..........            17,737   15,368    6,969    5,608    5,182
Reclassification                        17,893
Adjusted re-estimated
recoverable - Latest                    35,630   15,368    6,969    5,608    5,182
Net re-estimated
Liability-latest............            57,430   74,317   78,327   62,868   53,165
Gross cumulative redundancy.
Dollars.....................           (6,133)    2,299    2,980    2,462   15,239
Percentage..................           (7.06)%    2.50%    3.38%    3.47%   20.71%

     A reclassification of $17.9 million was made to adjust the Company's financial statements to conform the accounting treatment for reinsurance commutations to the current NAIC accounting practices. This reclassification served to reduce both gross and ceded reserves by the same amount. The reclassification was made between gross reserves and ceded reserves and had no effect on net reserves and also had no effect on the Company's GAAP net income or stockholders' equity.

     The cumulative redundancy or deficiency represents the aggregate change in the loss reserve estimates over all prior years. The table presents a run-off of balance sheet reserves rather than accident or policy year loss development. Therefore, each amount in the table includes the effects of changes in loss reserves for all prior years. The table generally indicates that through 1994, on both gross and net bases, the Company's reserves for losses and loss adjustment expenses have been subsequently adjusted downward from the reserves
initially established.   The trend since then has been reversed.  Management
believes, as described above in this section, that this reversal is principally a consequence of the Company's review of its reserving practices in 1996, and the consequent modification of those practices to make them in management's opinion less conservative.

EMPLOYEES

     Prior to January 1995, the Company had no compensated employees; employees of TCO performed all underwriting, claims and other services for the Company pursuant to management agreements between the Company and TCO. (See " -- Relationship with TCO.") Effective January 1, 1995, certain officers of TCO and Alpine, and certain individuals providing administrative and support services to such officers, became fully or partially compensated employees of Exstar. Following the downgrading of the Company's Best ratings in 1996, the Company and TCO significantly reduced their staff and expenses, and most of the remaining employees of TCO (other than Claims Control employees) became employees of Alpine. Consequently, the Company became directly responsible for the payment of all salaries and benefits related to such employees. The claims handling staff, however, became employees of Claims Control, then a TCO Holdings subsidiary, on January 1, 1996. Effective October 1, 1997, Claims Control and WESTCAP became subsidiaries of Exstar, and WESTCAP began performing the activities for the Frontier Companies previously performed by Transre and E&S. As a result, all remaining persons previously employed by TCO became direct employees of the Company and TCO had no remaining employees on such date.

     In December 1997, the Company's senior casualty underwriter terminated his employment with the Company, and another casualty underwriter departed in February 1998. The Company, in January 1998, hired a new senior casualty underwriter, who formerly had been employed by TCO and has over 25 years of casualty underwriting experience. The Company is currently seeking to hire additional casualty underwriters, as well as underwriters with expertise in other areas, such as environmental liability and property coverage.

ITEM 2.  PROPERTIES.

     The Company generally owns real property only for investment or sale. The Company's principal real estate investments consist of two office buildings with a combined book value of approximately $4.1 million. These office buildings serve as the Company's headquarters, and are located at 2028 Village Lane (25,000 square feet) and 2029 Village Lane (13,000 square feet), Solvang, California. The Company currently leases 6,000 square feet of space in one of these buildings to the YMCA at an annual rent of approximately $54,000 (subject to adjustment) under a two-year lease which commenced November 1, 1996, and which has three one-year renewal options. In addition, effective April 3, 1998, the Company entered into a five-year lease with a physical therapy operation with respect to approximately 4,000 square feet of space in one of the buildings, at an annual rent of $45,000 (subject to adjustment). The Company from time to time has solicited offers to purchase the office buildings and would be willing to sell the properties to a buyer with whom the Company would enter into a sale-leaseback arrangement if appropriate terms could be agreed upon. At the present time, the Company has not identified such a purchaser.

     If the Potential Frontier Deal is consummated under the terms currently contemplated, all of Alpine's assets, including the two office buildings, would be transferred to Frontier. The Company would continue to manage the office buildings, however, pursuant to a contract with Frontier. Further, it is likely that the Company would enter into a lease with Frontier with respect to the two office buildings. The terms of any such lease have not yet been determined. Additionally, under the terms of the Potential Frontier Deal as currently contemplated, the Company would have the right to repurchase one or both of the buildings at their most recently determined book values. (See "Business -- Proposed Future Operations and Organizational Changes; Relationship with Frontier" -- Item 1.)

     TCO previously leased office space in Chicago, Illinois. In August 1996, TCO defaulted in its obligations under the lease, but continued to occupy the premises. Exstar may have been deemed to be a guarantor of TCO's obligations or otherwise may have been deemed to be obligated under the lease. The Company is currently in the process of negotiating a new lease with respect to a portion of the premises leased by TCO, and a settlement of all obligations under the existing lease. Based on such negotiations, management expects that, retroactive to August 1, 1997, WESTCAP would enter into a new five year lease with respect to approximately 7,800 square feet of the 16,400 square feet previously occupied by TCO, at a rental rate of $13.50 per square foot per year (as compared to approximately $38 per square foot per year under the TCO lease). It is anticipated that such lease would be terminable by the landlord at any time two years or more following its execution, on six months' prior written notice to WESTCAP, in the event Exstar's stockholders' equity were below $12 million at the time notice of termination were given. It is further anticipated that, in settlement of all obligations under the prior lease with TCO, Exstar would issue 150,000 shares of its Common Stock to the landlord, and that the landlord would have the right to put such stock back to Exstar at a per share price of $7.50 at any time on or after July 31, 1999. (Effective April 1, 1997, TCO had transferred all 536,000 shares of Exstar common stock owned by it to Exstar for consideration of $0.01 per share.) As of December 31, 1997, the Company had accrued liabilities for the lease obligations on the basis that the lease continued in effect in accordance with its original terms.

ITEM 3.  LEGAL PROCEEDINGS


     In July 1995, the Company filed a lawsuit against its former independent auditors, Coopers & Lybrand, L.L.P. ("C&L"), for damages arising out of advice and services rendered to the Company by C&L relating to the GAAP accounting treatment of loans made by the Company to TCO and the JBW & Co. preferred stock, as well as the withdrawal of C&L's unqualified audit opinion with respect to the Company's 1993 consolidated GAAP financial statements. (See "Business -- Investments -- JBW & Co. Loan" and "Business -- Investments -- Loan to TCO" -- Item 1.) The loans to TCO and the JBW & Co. preferred stock were the subject of certain changes in GAAP accounting adopted by the Company in early 1995. In January 1997, Exstar and C&L entered into a settlement agreement relating to this lawsuit. After the payment of legal fees and other fees and costs associated with the lawsuit and settlement, the Company's 1997 pre-tax income and stockholders' equity increased by approximately $3 million as a result of this settlement agreement.

     In October 1994, as a result of the resignation of C&L and the withdrawal of their opinion covering the 1993 financial statements, the SEC notified the Company that it had opened an informal inquiry with respect to Exstar. The SEC requested Exstar's voluntary cooperation and requested various information which Exstar provided. In September 1995, the SEC requested that the Company produce additional documents and that the Company's then Chief Financial Officer provide testimony. The Company's then Chief Financial Officer provided such testimony in November 1995 and February 1996. The Company has not received any additional requests from the SEC.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the stockholders of the Company was held on September 16, 1997. At the meeting, the stockholders voted in favor of the re-election of Steven C. Shinn and David W. Fleming as Class II directors of the Company. At the meeting, 4,422,653 shares were voted in favor of the re-election of Mr. Shinn and Mr. Fleming, and 9,625 votes were withheld.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Exstar's Common Stock had been traded on the Nasdaq National Market ("NNM") under the symbol EXTR from the date of the Company's initial public offering on December 18, 1992. On October 12, 1994, the Nasdaq Stock Market, Inc. ("Nasdaq") amended Exstar's symbol to EXTRE as a result of the withdrawal of C&L's audit report covering the Company's 1993 consolidated financial statements (which caused the Company to be in technical non-compliance with Nasdaq requirements). The symbol reverted to EXTR after the filing of the 1994 Form 10-K and certain related reports with Nasdaq. However, the symbol was again amended to EXTRE on April 16, 1996, due to the Company's failure to file its 1995 Form 10-K on April 15, 1996. The Company's Common Stock was delisted from the NNM on July 18, 1996 for failure to meet certain of the maintenance criteria required for continued listing on the NNM, including: (i) the Company's failure to timely file its 1995 Form 10-K; (ii) the Company's failure to maintain on its board of directors two independent directors (the Company had only one independent director at that time); and (iii) the minimum bid price for the Common Stock being below $1.00 for a substantial period of time. The Company filed its Form 10-K for the year ending December 31, 1996 in April 1997, and appointed a second independent director to its board of directors in August 1997. The Company's stock has not been re-listed on the NNM, however, because its stock price has not exceeded certain threshold levels required for NNM listing.

     Exstar's Common Stock continues to be publicly traded in the "over the counter" market. If the Company can satisfy the requirements for NNM listing or listing on the Nasdaq "small cap" market, management plans to seek relisting of the Common Stock on either such market during 1998.

     The Company from time to time considers the possibility of issuing additional shares of Exstar Common Stock in private placements, public offerings and other transactions. The Company, additionally, is considering whether to seek to register shares of Exstar Common Stock (i) owned by Mr. O'Shaughnessy to facilitate the sale or pledging of such Common Stock; (ii) to be issued by the Company sold to Company employees and others who hold options to acquire shares of Exstar Common Stock from the Company; (iii) to be issued and sold to Frontier in accordance with the Warrant issued to Frontier in the fourth quarter of 1997; (iv) to be issued and transferred to the owner of the office building at 311 South Wacker Drive, Chicago, Illinois, in connection with a potential settlement of alleged obligations of the Company under the lease relating to such building; and (v) to be issued and sold to others in connection with acquisitions of their operations. Finally, the Company believes members of its management and Frontier may purchase shares of Exstar Common Stock which are currently outstanding, in addition to any Exstar Common Stock currently owned by them.

     The following table sets forth for the periods indicated the range of high and low closing sale prices for the Common Stock.


                     HIGH    LOW
First Quarter 1995.   5.00   2.75
Second Quarter 1995  5.125   2.50
Third Quarter 1995.   3.50   2.50
Fourth Quarter 1995   3.00  0.875
First Quarter 1996.   2.25   1.03
Second Quarter 1996   1.25   0.50
Third Quarter 1996.   1.00  0.625
Fourth Quarter 1996   0.25   0.15
First Quarter 1997.   1.18   0.19
Second Quarter 1997   4.25   1.25
Third Quarter 1997.   4.25   2.75
Fourth Quarter 1997   4.25   3.00

     On March 31, 1998 the last reported sale price for the Common Stock was $2.50 per share. As of March 31, 1998, there were 48 holders of record of the Exstar Common Stock, and to the Company's knowledge there were in excess of 400 beneficial owners of the Exstar Common Stock.

     Exstar has never declared or paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. (See "Business -- Regulation -- Dividend Limitations" -- Item 1 and Note 3 of Notes to Consolidated Financial Statements.)

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below under the captions "Operating data" and "Balance sheet data" for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 have been derived from the audited consolidated financial statements of the Company and its subsidiaries. The statutory operating data are based on statutory accounting practices and were derived from statutory financial data of the Syndicate and Alpine. The statutory operating data for the year ended December 31, 1996, differ from data which would be derived from the 1996 annual statement of Alpine filed with state insurance regulatory officials in that the operating results of the Syndicate were not combined with those of Alpine in its 1996 annual statement, even though the Syndicate's operations were combined with those of Alpine effective December 31, 1996. These data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this 1997 Form 10-K.

                                                                           YEARS ENDED DECEMBER 31,
                                                     1997         1996        1995         1994            1993
Operating data:                                              (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
Gross written premiums.............................   $12,925     $14,373     $64,287       $60,910       $47,740
Net written premiums...............................    11,134       8,810      28,185        53,532        48,739
Net premiums earned................................     6,716      21,010      39,149        52,513        34,037
Net losses incurred................................     (170)       7,737       6,400        25,086        15,709
Net loss adjustment expenses incurred..............     7,893       4,952       9,271         7,764         5,368
Other underwriting expenses........................     (117)       6,405      16,897        17,164        10,124
Reinsurance expense................................         0           0           0           124         3,613
Net commission income..............................       272           0           0             0             0
Net investment income..............................     2,488       4,015       4,897         3,933         3,552
Net realized investment (losses) gains.............     (248)       (377)         389          (41)         (970)
Other income.......................................     3,479         142         385         1,339         1,675
Interest expense...................................       197         220         212           152           225
Other expenses.....................................     6,036       7,252       6,239         3,068         2,257
Net (loss) income  before provision
for income taxes, minority interest
and equity in income (losses) of affiliates........   (1,132)     (1,776)       5,801         4,386           998
Provision for income taxes.........................       510     (1,715)       5,057         1,781           362
Minority interest..................................         0           0       (157)          (94)          (88)
Equity in (income) losses of affiliates............      (16)     (1,561)     (3,829)         5,173        10,746
Net (loss) income..................................   (1,626)       1,500       4,730       (2,474)      (10,022)
Net (loss)  income per share(1)....................   $(0.32)       $0.27       $0.86       $(0.45)       $(1.83)
Balance sheet data(2):
Cash and cash equivalents and invested assets......   $41,701     $64,539     $88,841       $92,834       $79,784
Total assets.......................................    76,794     108,154     142,628       142,203       119,255
Insurance liabilities..............................    50,065      89,398     125,246       122,777       101,184
Long-term debt, less current portion...............     1,057       1,078       1,484             0             0
Total stockholders' equity.........................    13,515      12,526      11,195         5,252         9,490
Net book value per share...........................     $2.72       $2.28       $2.04         $0.96         $1.73
Statutory operating data(3):
Net underwriting (loss) gain.......................  $(6,655)      $2,826      $9,752        $(421)      $(2,378)
Policyholders' surplus(4)..........................     5,276      12,596     (7,017)        21,097        20,352
Loss and loss adjustment expense ratio.............    114.2%       60.0%       39.1%         64.6%         73.4%
Expense ratio......................................     51.2%       63.3%       49.9%         31.7%         26.5%
Combined ratio.....................................    165.4%      123.3%       89.0%         96.3%         99.9%
GAAP operating ratios:
Loss and loss adjustment expense ratio.............    115.0%       60.4%       40.0%         62.6%         61.9%
Expense ratio......................................    (1.7)%       24.4%       29.8%         30.1%         28.3%
Combined ratio.....................................    113.3%       84.8%       69.8%         92.7%         90.2%

----------------------------
(1) Shares used in the calculation for 1997 were 5,096,000 shares outstanding; for 1996, 1995 and 1994, 5,498,000 shares outstanding; for 1993, 5,490,000 shares outstanding.
(2)  Information is shown as of the end of each year presented.
(3) In addition to usual differences between statutory accounting practices and GAAP, until December 31, 1996 a significant portion of profit sharing expense was allocated as a reduction to investment income for statutory accounting practices.
(4) Policyholders' surplus is reflected as of the end of each year presented on a consolidated basis after the elimination of the Syndicate's prior investment in Alpine. If the Syndicate's investments had not been subject to certain concentration limits under the IIE regulations, policyholders' surplus on a consolidated basis as of December 31, 1995 would have been $6,038,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's operations and business underwent fundamental changes during 1997 and 1996, and additional changes are anticipated in 1998. (See "Business -- Overview of Current Business Operations," and "Business -- Proposed Future Operations and Organizational Changes; Relationship with Frontier" --Item 1.) Because of these changes, differences in the Company's results of operations between 1997 and 1996, and between 1996 and 1995, are not necessarily indicative of trends or likely results of operations for 1998 or future years. The Company's 1997 Form 10-K contains certain "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties. When used in this 1997 Form 10-K, the words "anticipate," "believe," "estimate" and "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward-looking statements. A number of important factors could cause the actual results, performance or achievements of the Company for 1998 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, without limitation, the potential sale of Alpine and other transactions relating thereto, the discontinuation or a material adverse change in the terms and conditions of the Quota Share Arrangement or the potential replacement reinsurance agreement with the Cayman Company, a material increase in competition, material changes to the Frontier Companies' financial conditions or regulatory authorities and material adverse changes in the Illinois DOI's oversight of Alpine. In light of the Company's current financial and insurance regulatory circumstances, relatively small changes from the expected results, performance and achievements of the Company could materially adversely impact the Company's financial condition and prospects as anticipated in this 1997 Form 10-K.

     The Company's ability to continue to operate as it currently is operating depends on generating sufficient revenues and cash flows from the Company's risk-bearing activities, currently consisting of Alpine's operations; the Company's insurance producing activities, currently consisting of WESTCAP's operations; and the Company's claims servicing activities, currently consisting of Claims Control's operations.

     In terms of financial resources, Alpine's activities are the most significant of the Company's current operations. Most of the Company's cash flow to fund operations derives from Alpine's existing assets, investment income on such assets and premium assumed pursuant to the Quota Share Arrangement. Alpine, however, is relatively close to several regulatory thresholds that, if crossed, could reduce Alpine's role in the Company's operations. Alpine's statutory policyholders' surplus of $5.3 million at December 31, 1997, was $300,000 above the minimum statutory policyholders' surplus required of an Illinois reinsurer, $2.1 million above the mandatory control level risk-based capital for Alpine and $3.8 million above the minimum statutory policyholders' surplus required of an Illinois insurer that writes the lines of insurance reinsured by Alpine. Additionally, Alpine's liquid assets at December 31, 1997, may have been insufficient (depending on interpretation of the relevant statutory provision), if the provision had been applicable on such date, to satisfy a statutory "reserve requirement" adopted by Illinois in

1997 to be applicable in 1998, and in any event a significant amount of Alpine's assets are restricted for specific purposes. (See " Business -- Regulation" --
Item 1.)

     The Company currently expects risk-bearing activities will continue to be a significant part of its operations in 1998 and later years. First, the Company is negotiating a potential sale of Alpine to Frontier, and if the negotiations are successful, expects to continue the Company's risk-bearing activities through formation of a Cayman Islands insurance company that would assume premium from the Frontier Companies pursuant to an arrangement similar to the Quota Share Arrangement. This would provide the Company continuing investment income and premium revenue, as well as cash flow, in an insurance regulatory environment relatively more flexible than the environment in which Alpine operates. The sale of Alpine also would generate additional cash for the Company beyond the cash that would be required to be contributed to the Cayman Islands insurance company. (See " Business -- Proposed Future Operations and Organizational Changes; Relationship with Frontier" -- Item 1)

      Second, even if the sale of Alpine is not consummated, Alpine met the minimum regulatory requirements it was required to meet at December 31, 1997, to continue to operate. Alpine's financial condition and regulatory compliance position, additionally, will improve if the $6.6 million Schedule P penalty drops off as expected over time ($2.5 million relating to the 1995 accident year will drop off in 1998 if the loss ratio for Alpine's 1995 accident year remains at the level estimated as of December 31, 1997 -- see "-- Losses and Loss Adjustment Expenses"). Exstar, additionally, currently has the ability to contribute certain real estate assets with a statutory net asset value of up to $1.7 million at December 31, 1997, to Alpine if necessary to increase Alpine's statutory policyholders' surplus. Alpine's statutory policyholders' surplus, liquidity and financial condition generally also are expected to benefit from continuation of the Quota Share Arrangement, entered into on April 1, 1997. Frontier also has been willing to release under the Quota Share Arrangement a portion of the funds held it otherwise would have been entitled to retain under the Quota Share Arrangement, $2.0 million of which was released by early April 1998, and has agreed to release another $1.0 million in early May. Alpine may have difficulty meeting the "reserve requirement" in 1998, depending on how the new statutory provision ultimately is interpreted, but believes, based on discussions with the Illinois DOI, that it may be able to comply sufficiently with the requirement to avoid any increase in the Illinois DOI's current level of oversight.

     Notwithstanding the foregoing, Alpine's continued operations depend on continuation of the Quota Share Arrangement, or a replacement arrangement similarly or more beneficial to Alpine, and Alpine's continuing satisfaction of applicable regulatory requirements. The Company currently believes, based on the generally positive relationship the Company has with Frontier and the profitability of the business the Company has produced and in the future has the potential to produce for Frontier, that the Quota Share Arrangement will continue generally on its current terms for the foreseeable future, even if Alpine is not sold to Frontier.

     Alpine's continuing satisfaction of applicable regulatory requirements is more difficult to predict. As described above, Alpine currently is relatively close to certain regulatory thresholds that, if crossed, could lead to a required reduction or cessation of Alpine's activities. This could result from increased oversight by the Illinois DOI, regulatorily required termination of some or all of Alpine's current business operations and relationships, termination of the Quota Share Arrangement by the Frontier Companies and potentially Alpine's being placed in receivership. While the Company expects Alpine to be able to avoid crossing such thresholds, the expectations are based on a number of assumptions, including, among others, assumptions about cash flows, investment yields, asset values, ultimate loss and loss adjustment expenses and payout patterns, competition, the Illinois DOI's potential regulatory responses and Frontier's Best ratings. Because Alpine is relatively close to certain of the regulatory thresholds, there is little room for adverse fluctuations in the foregoing assumptions. In this regard, it should be noted that Alpine's financial condition weakened significantly in 1997, as evidenced by the drop in Alpine's statutory policyholders' surplus to $5.3 million at December 31, 1997, from $12.6 million at December 31, 1996, and Alpine's risk-based capital being at 117% of its authorized control level risk-based capital at December 31, 1997, compared to 173% of its authorized control level risk-based capital at December 31, 1996.

     Should Alpine's operations be curtailed significantly, or the Company's risk bearing activities otherwise be limited, the Company would be forced to rely more on its existing cash and on its WESTCAP and Claims Control activities to generate revenues and cash flows. A portion of the Company's cash needs would be able to be met out of Exstar's cash on hand, which was $1.6 million at December 31, 1997. The balance of the Company's cash needs would be met from WESTCAP's and Claims Control's revenues from ongoing operations.

     Should these efforts prove insufficient, the Company would have to seek alternative solutions. Among those would be a capital contribution from, joint venture with, or sale of assets to, Frontier or another insurance operation. The Company has made no specific plans to achieve any of these solutions, though the Company has been approached from time to time by insurance operations seeking to establish relationships with the Company, and believes it could take advantage of one of these prior approaches or a similar opportunity relatively quickly. The Company believes, though there can be no assurances, that Frontier and potentially other insurance operations would favor such a capital contribution, joint venture, sale or similar arrangement because of the Company's historically profitable underwriting results and its potential ability to generate similar results in the future.

     The Company's future financial condition and prospects are heavily dependent on the Company's maintaining or improving its relationships with Frontier. WESTCAP generates commission revenues from producing insurance business on behalf of the Frontier Companies; Claims Control generates a small but increasing amount of the revenue from handling claims on behalf of the Frontier Companies; and Alpine generates underwriting revenue, if the underwriting results are profitable, and investment income from assuming premiums pursuant to the Quota Share Arrangement. These relationships also generate most of the Company's cash flows from operations.

     The Company believes based on the Potential Frontier Deal progress, the generally positive relationship the Company has with Frontier and the profitability of the business the Company produces for Frontier, that the current relationships or alternative arrangements equally or more beneficial to the Company will continue in effect for the reasonably foreseeable future. There can be no assurance, however, that the Limited Agency Agreements, the Claim Service Agreements or the Quota Share Arrangement will in fact remain in effect under their current terms or at all, or that the Potential Frontier Deal or other alternative arrangements will be consummated, either on terms at least as favorable to the Company as the current relationships or at all. Should the Company's relationships with the Frontier Companies be discontinued, or their terms and conditions be changed in a manner materially adverse to the Company, the Company could experience significant losses.

     The Company's principal sources of revenue historically have been net premiums earned (net premiums are the balances remaining after deducting from gross written premiums amounts paid for unaffiliated reinsurance, and they are generally earned ratably over the policy periods) on insurance policies issued by the Company's insurance company subsidiaries, income derived from the Company's invested assets and miscellaneous other income. The Company's principal costs historically have consisted of reserves for loss and loss adjustment expenses (reserves for such loss and loss adjustment expenses, which initially are estimated based on a combination of the Company's historical data and industry averages, are reflected as expense in the periods in which they are initially estimated and as the estimates are revised the revisions are reflected as adjustments to expense in the periods in which the adjustments are made), commissions and other amounts paid by the Company's insurance company subsidiaries in connection with its producing and underwriting insurance policies issued by the Company's insurance company subsidiaries, and miscellaneous other expenses.

     The Company's net income historically derived from the difference between these net revenues and net expenses, after adjustment for taxes and minority interests. In addition, due to the Company's adoption of a form of equity accounting in 1995 (applied retroactively), the Company's net income also has included its equity in gains and losses of its affiliates. (See "Business -- Relationship with TCO" -- Item 1 and Note 11 of Notes to Consolidated Financial Statements.)

     The Company, because of Best rating downgrades, regulatory restrictions and other matters affecting its insurance company subsidiaries (see "Business -- Overview of Current Business Operations" -- Item 1), ceased issuing direct insurance in August 1996. This directly resulted in a sharp decline in the Company's earned premium revenue during the second half of 1996, and the first half of 1997. The Company, however, began earning premium revenue through the Quota Share Arrangement effective April 1, 1997. The portion assumed by the Company initially was 30% of the net premium accruing to UCIC on such business, including premiums unearned as of April 1, 1997 (approximately $13.6 million) and premiums on policies issued after such date. Effective October 1, 1997, the Quota Share Arrangement was amended generally and among other things to increase the quota share portion of net premium assumed by Alpine to 50% on policies underwritten by WESTCAP and certain policies underwritten by Trinity on or after October 1, 1997. The Company also earned investment income on the funds held by the Frontier Companies under the Quota Share Arrangement.
Because most of the premium funds are being held by the Frontier Companies, however, the Quota Share Arrangement does not benefit the Company's cash flow to the same extent it benefits the Company's net income

(assuming the Quota Share Arrangement underwriting results are as profitable as or more profitable than the Company's underwriting results historically were).

     The Company reduced its underwriting expenses during 1996 by terminating its insurance company subsidiaries' management agreements with TCO, thereby terminating the Company's obligation to pay commissions and profit-sharing amounts to TCO, and such expenses were virtually eliminated for a time following the Company's decision to cease issuing new and renewal insurance policies in August 1996. However, the Company incurs significant underwriting expenses under the Quota Share Arrangement. Of the net premium assumed by Alpine, Alpine
(i) generally allows UCIC to retain 30% as a ceding commission and (ii) generally pays approximately 3.75% to TCO Holdings as an override commission. Additionally, effective August 1, 1996, the Company began assuming a substantial amount of personnel costs and operating expenses previously borne by TCO. These expenses, which previously would have been included in the Company's underwriting expenses, have been included in the Company's other expenses since August 1, 1996. Until September 30, 1997, these expenses were offset in part by reimbursements from Transre and E&S. (See -- "Business - Overview of Current Business Operations" -- Item 1.)

     Management has determined that, in view of the obstacles faced by the Company, it is unlikely that the Company will be able to write profitable direct business in the foreseeable future. As a result, management has decided to shift the Company's business focus from risk-bearing operations (i.e. the issuance of insurance policies) to the production and underwriting of insurance coverage to be issued by other insurers (principally the Frontier Companies), from which activities the Company will derive increased commission revenues. Through its role as a reinsurer under the Quota Share Arrangement, or a similar reinsurance arrangement with the Cayman Company if the sale of Alpine to Frontier is consummated, however, the Company expects to continue to derive significant portions of its revenues, including underwriting profits and investment income, from risk-bearing operations.

     Because of the numerous uncertainties facing the Company and the Company's likelihood of experiencing substantial further changes in its operations and business during 1998 (see "Overview of Current Business Operations" and "Proposed Future Operations and Organizational Changes; Relationship with Frontier" -- Item 1), management has made no effort to anticipate the Company's results in the following discussion beyond the end of 1998.

1997 TO 1996

     Gross written premiums were $12.9 million for 1997, a decrease of 10.1% from $14.4 million in 1996. The Company ceased writing direct insurance in August 1996. Of the gross written premiums for 1997, 89.1% were premiums assumed by Alpine as a reinsurer of the Frontier Companies pursuant to the Quota Share Arrangement which became effective April 1, 1997, and the balance representing audit and other premiums relating to run off of the direct insurance written by the Company through August 1996.

     Management expects gross written premiums to increase in 1998 because (i) the portion of net insurance premium assumed by Alpine in connection with the Quota Share Arrangement, which increased from 30% to 50% effective October 1, 1997, or any similar replacement reinsurance arrangement with the Cayman Company, is expected to be 50% for all of 1998 and (ii) the Company anticipates hiring additional underwriting staff, making acquisitions and obtaining authority from Frontier to produce certain program business, all of which should enable the Company to expand into additional lines of business and generate additional premiums during 1998. The Company anticipates this increase to be offset to some extent by reduced business in the Company's traditional lines of business as a consequence of increased competition.

     Net premiums earned, consisting of premiums earned less premiums ceded (generally earned ratably over individual policy periods), were $6.7 million in 1997, a 68.0% decrease from $21.0 million in 1996. The decrease directly resulted from the decrease in gross written premiums, particularly during the period between August 1996, when the Company ceased writing direct insurance, and April 1997, when the Quota Share Arrangement incepted. Net premiums earned are expected to increase during 1998 as a consequence of the expected increase in written premiums, but at a slower rate because the premiums are earned over individual policy periods.

     Net commission income for 1997 was $272,000 compared to no commission income in 1996 and prior years. This represented commission income earned by WESTCAP on insurance business produced for the Frontier Companies following WESTCAP's acquisition by Exstar on October 1, 1997, net of commissions due to WESTCAP's subproducers (generally earned ratably over the corresponding individual policy periods). Net commission income is expected to increase in 1998 because (i) WESTCAP will be owned by the Company for the full year and
(ii) the commissions should increase proportionately with the anticipated increase in premiums. Net commission income also may increase disproportionately faster than the anticipated increase in premiums if the Company is successful in acquiring brokerage operations, some of which could produce business for entities other than the Frontier Companies, or writing lines of business for the Frontier Companies that are not reinsured by the Company.

     Net investment income for 1997 was $2.5 million, a decrease of $1.5 million, or 37.9% from $4.0 million in 1996. The decrease between the periods was caused principally by a 30.7% decrease in average investable assets from $76.4 million in 1996 to $53.1 million in 1997, resulting from the Company's need to make loss and expense payments and pay other expenses, and a decline in the average yield on investable assets to 4.7% in 1997 from 5.3% in 1996. Management generally anticipates a continued reduction in investment income in 1998 as a consequence of (i) loss payments and expenses reducing the Company's investable assets more quickly than investable assets increase under the Quota Share Arrangement or any similar replacement reinsurance arrangement with the Cayman Company, and (ii) expected relatively steady investment yields.

     Other income was $3.5 million for 1997, compared to $100,000 for 1996.
The other income in 1997, reflecting proceeds less certain related expenses, was principally a consequence of a one-time settlement of a lawsuit against the Company's former independent auditors. Management expects minimal other income for the foreseeable future.

     Net loss and loss adjustment expense incurred during 1997 totaled $7.7 million, down 39.1% from $12.7 million in 1996. Net loss and loss adjustment expenses as a portion of net premiums earned was 115.0% in 1997 compared to 60.4% in 1996. The decrease in net loss and loss adjustment expense incurred between the periods resulted principally from the decrease in net premiums earned. The increase in net loss and loss adjustment expense as a portion of net premiums earned was the result of reserve strengthening in the amount of $4.4 million for 1994 and prior underwriting years. Management expects the Company's loss ratio on insurance assumed by Alpine pursuant to the Quota Share Arrangement or any similar replacement reinsurance arrangement will be substantially lower than the Company's historical loss ratios as a consequence of higher pricing in 1996 and 1997 and more restrictive policy forms used in underwriting the insurance assumed from the Frontier Companies, though continuing competition in 1998 is expected to result in gradually reduced pricing on the business assumed by the Company from the Frontier Companies.

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

     The Company's other underwriting expenses for 1997 were a negative $100,000, compared to $6.4 million in 1996. The decrease in other underwriting expenses between periods was principally attributable to (i) the Company's earning in 1997 additional commission income under certain reinsurance agreements because of loss development on the direct business written by the Company, (ii) the decrease in net premiums and (iii) reduced net expenses resulting from termination of the management agreements with TCO. Absent the additional reinsurance commission income, the ratio of the Company's other underwriting expenses to net premiums earned would have been 31.3% in 1997 compared to 30.5% in 1996. Management anticipates the ratio of other underwriting expenses to premiums earned for 1998 will be about the same as or somewhat in excess of the 1997 ratio, because of the approximately 33-34% aggregate commissions payable by the Company in connection with the Quota Share Arrangement or any similar replacement reinsurance arrangement.

     Interest expense in 1997 was $200,000, unchanged from 1996. Interest expense in 1998 is expected to continue at approximately the same or at a slightly reduced level. The level could be significantly reduced in 1998 after the sale of Alpine is consummated, if at all, as most of the Company's indebtedness would be transferred as part of the sale. (Continued payments on such indebtedness, however, would ultimately reduce the purchase price paid by Frontier for Alpine.)

     Other expenses, consisting of professional fees, personnel costs and other costs, were $6.1 million in 1997, compared to $7.3 million in 1996. The decrease was principally due to a 56% reduction in legal and professional expenses, partially offset by an increase in personnel and general administrative costs resulting from Alpine's assuming a portion of those costs previously borne by TCO. The Company anticipates an increase in other expenses during 1998 as a consequence of incurring operating expenses for WESTCAP and Claims Control following their acquisitions effective October 1, 1997. This increase could be potentially offset in part by settlement of the 311 South Wacker, Chicago, Illinois office lease which could result in reduced rent expense.

     Income tax expense was $510,000 in 1997 compared to a benefit of $1.7 million in 1996. Because of the numerous uncertainties facing the Company, management decided to increase the valuation allowance against the Company's deferred tax asset in 1997 by $4.4 million, compared to a reduction in the allowance of $1.3 million in 1996. Partially offsetting this increase was a benefit of $3.4 million from the settlement of the JBW & Co. loan and a tax benefit of $385,000 in 1997 resulting from a taxable loss for the current year. Management anticipates no significant income tax expense from the potential sale of Alpine to Frontier because of significant capital loss carryforwards. However, the sale, if it is consummated in accordance with the Potential Frontier Deal as currently contemplated, would transfer to Frontier $6.5 million of operating loss carryforwards which otherwise would have been available to offset income taxes on the Company's operating income (the Company expects ultimately to recoup certain tax benefits recognized by Frontier from the acquisition of Alpine, as and to the extent actually realized by Frontier). If the sale of Alpine is not consummated, and absent other changes in circumstances, management anticipates no income tax expense in 1998.

     Equity in income or losses of affiliates, included in the Company's results due to the Company's adoption of a form of equity accounting in 1995, generally reflects TCO's net income or loss for the period after certain adjustments. Equity in income of affiliates was minimal for 1997 compared to $1.6 million for 1996. The smaller amount in 1997 reflects the significantly reduced revenues generated by TCO after Exstar's insurance company subsidiaries ceased issuing direct insurance in August 1996 and the management agreements with TCO were terminated. The Company anticipates that equity in income or losses of affiliates during 1998 will continue at a low level, as TCO is in complete run-off and consequently is expected to have virtually no revenues or expenses relating to operations. The Company believes, however, that additional equity in income of affiliates could be generated if TCO is successful in settling certain of its existing liabilities (other than liabilities to the Company) at less than their book values including TCO's obligations under the lease relating to office facilities at 311 South Wacker, Chicago, Illinois, which could generate income to the Company of as much as $525,000.

     Net (loss) income per share -- basic and diluted was a loss of $0.32 for 1997, compared to income of $0.27 for 1996. The decrease was principally the result of (i) the $4.4 million loss and loss adjustment expense reserve strengthening (ii) the $1.5 million reduction in equity in income of affiliates and (iii) the $4.4 million increase in the valuation allowance against the deferred tax asset, offset to a large degree by (iv) the $3.4 million tax benefit from the settlement of the JBW & Co. loan and (v) the $3.5 million of other income generated principally by the settlement of the lawsuit against the Company's former independent auditors compared to the impact of the same items for 1996.

1996 TO 1995

     Gross written premiums were $14.4 million for 1996, a decrease of 77.6% from $64.3 million in 1995. This decrease was due to the Best ratings downgrades of the Company's insurance company subsidiaries in January and April 1996, and the losses of their authorizations to conduct surplus lines business in key states, including California, beginning early in the year. (See "Business -- Overview of Current Business Operations" "Business -- Regulation" -- Item 1). These developments progressively constricted the Company's ability to write direct insurance policies during the first half of 1996, and led the Company to cease writing direct insurance policies in August 1996.

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

     Net realized investment (losses) gains for 1996 were a loss of $400,000 versus a gain of $400,000 in 1995. The net loss in 1996 was the result of losses on the sale of an equity security and certain real estate investments, as well as net increases in real estate valuation reserves. The Company realized net investment gains of over $700,000 in 1995 on its fixed maturities portfolio as it benefited from declining interest rates while liquidating certain assets.

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

     Interest expense in 1996 was approximately $200,000, unchanged from 1995.

     Other expenses were $7.3 million in 1996 compared to $6.3 million in 1995. This increase was principally due to (i) Exstar's incurring additional legal expenses for the lawsuit against the Company's former auditors (see "Legal Proceedings" -- Item 3), (ii) increases in legal, audit, actuarial and other fees (including approximately $500,000 of IIE withdrawal fees) in connection with the Illinois DOI's review of Alpine, withdrawal of the Syndicate from the IIE and reorganization of the Company's business and operations during 1996, and
(iii) Alpine's assuming a portion of the personnel, general and administrative costs previously borne by TCO.

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

     Equity in income (losses) of affiliates was $1.6 million in 1996 compared to $3.8 million in 1995. The smaller amount in 1996 reflects a reduction in TCO's revenues for 1996 following the Best rating downgrades and regulatory restrictions affecting the Company's insurance company subsidiaries, and the terminations of the management agreements between the Syndicate and TCO and Alpine and TCO. It also reflects reduced profit sharing of $1.3 million paid to TCO-IL in 1996 compared to the $5.2 million paid to TCO-IL in 1995. The difference between the $1.3 million payment to TCO-IL in 1996 and the $5.2 million payment in 1995 is principally attributable to reductions in net loss and loss adjustment expenses incurred, due, in significant part, to the $14.9 million reduction in the Company's loss reserves at December 31, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, cash and investments totaled $41.7 million, compared to $64.5 million at December 31, 1996. At December 31, 1997, the Company had $24.0 million in cash and investments pledged as collateral for letters of credit related to reinsurance, held in trust for the benefit of the Frontier Companies, on deposit with the various states in which it has done business, on deposit in the IIE Guaranty Fund, Inc. and held in trust for the benefit of the Syndicate's policyholders and otherwise to satisfy the Syndicate's obligations. This $24.0 million amount represented 57.6% of the Company's total cash and investments at December 31, 1997. Funds held in trust for the benefit of the Syndicate's policyholders may be used by the Company to satisfy claims of the policyholders and other obligations of the Syndicate.

     The foregoing $24.0 million included the following at December 31, 1997:
(i) $11.0 million of fixed maturities (ii) $100,000 of cash and cash equivalents and (iii) $800,000 of short term investments which were required to be maintained as collateral for letters of credit and to satisfy insurance regulatory requirements. Also included in the $24.0 million was $10.2 million comprised of cash and various types of investments held in trust for the benefit of the Syndicate's policyholders and $2.0 million of cash and cash equivalents held in trust for the benefit of the Frontier Companies. (See "Business -- Regulation -- Combination of the Syndicate with Alpine" -- Item 1 and Note 4 of Notes to Consolidated Financial Statements.)

     Because substantial portions of Alpine's assets are restricted for specific purposes, they may not be available to satisfy other obligations of Alpine. This greatly reduces Alpine's liquidity and, in the event cash is required to meet current liabilities beyond those currently projected by management (e.g., as a consequence of increased or more rapid payouts of losses or expenses), could lead to significant losses. (See "Business -- Overview of Current Business Operations" -- Item 1 and " -- Results of Operations.")

     At December 31, 1997, $14.0 million, or 18.2% of the Company's total assets, consisted of real estate mortgages and real estate investments. This compared to $16.7 million of such investments, comprising 15.5% of the Company's total assets at December 31, 1996. The Company's intent is to transfer such assets to Frontier if the sale of Alpine is consummated, in accordance with the Potential Frontier Deal as currently contemplated, and if not to reduce the real estate mortgages and real estate owned investments in an aggressive but orderly manner. (See "Business -- Investments" -- Item 1.)

     The decrease in cash and invested assets at December 31, 1997, compared to December 31, 1996, resulted from cash applied to operations. Cash applied to operations during 1997 was $22.6 million compared to $24.2 million for 1996, and $14.3 million for 1995. The continued high level of cash applied to operations in 1997 resulted principally from a continuing high level of payments of loss and loss adjustment expenses, and continued low premium revenues as a consequence of the Best rating downgrades, regulatory issues affecting the Syndicate and Alpine and the Company's decision to cease writing direct insurance in August 1996. (See "Business" -- Item 1.)

     In order to fund the cash applied to operations during 1997 and 1996, the Company liquidated investments at more accelerated rates than historically had been necessary. Net cash inflow from investing activities was $30.6 million in 1997 compared to $21.0 million in 1996 and cash applied to investing activities of $6.2 million in 1995.

     The total debt obligation of the Company as of December 31, 1997 was $1.1 million. Of this amount, $100,000 is due during 1998. This debt obligation will be transferred to Frontier if the sale of Alpine is consummated in accordance with the Potential Frontier Deal as currently contemplated, but the payments likely will remain indirectly as obligations of the Company.

     Exstar, as a parent company, has historically relied on advances and tax agreement payments from its subsidiaries to fund its cash requirements. Exstar's cash was depleted during 1996 to pay for the suit against C&L, but as a consequence of Exstar's settling the suit in January 1997, Exstar received net cash, after related expenses not paid during 1996, of approximately $3 million. (See "Legal Proceedings" -- Item 3.) Management anticipates Exstar will receive small, if any, dividends from its subsidiaries for 1998, but that Exstar's cash needs, as a parent company, may be satisfied during the year out of its own resources. Exstar does not plan to pay cash dividends in the foreseeable future.

     The Company currently does not anticipate that it will issue direct insurance in the foreseeable future. Additionally, under the Quota Share Arrangement or any similar replacement reinsurance arrangement, including such an arrangement involving the Cayman Company, most of the premiums ultimately due to Alpine may be withheld by the Frontier Companies, reducing Alpine's cash available to satisfy current obligations. In March 1998, however, an understanding was reached between the Company and the Frontier Companies whereby some of the funds held by the Frontier Companies would be released to Alpine. Initially $1.0 million was released to Alpine in March 1998 and an additional $1.0 million was released to Alpine in April 1998. An additional $1.0 million is expected to be released at the beginning of May 1998, assuming the Potential Frontier Deal has not been consummated by such time. Management expects (but has no understanding with Frontier) that if the sale of Alpine should not be consummated, the Company may be able to obtain the accelerated release of some additional funds held over time. Investment income on the funds held by the Frontier Companies, although relatively insignificant, is being and will continue to be paid to Alpine. Should the Company not be able to obtain the release of additional funds held, or be obligated to replenish the funds previously released during 1998, the Company's liquidity would be adversely affected.

     Management anticipates that during 1998 the need to continue to liquidate investments as the Company's principal source of cash to fund its operations will be significantly diminished as a consequence of anticipated reduced net loss and loss adjustment expenses. Management believes that cash from (i) the release of funds held by the Frontier Companies, (ii) liquidation of real estate mortgages and real estate owned investments, (iii) reinsurance recoveries, (iv) investment income, (v) net premium collections and deductible and subrogation recoveries and (vi) reductions in the amounts of restricted cash and investments generally will be sufficient to fund payment of loss and loss adjustment expenses and other expenses. Cash received by the Company upon consummation of the sale of Alpine, should it occur, in accordance with the Potential Frontier Deal as currently contemplated, also would be available for obligations of the Company. Such sale, additionally, would terminate the Company's obligation to fund with cash Alpine's payment of losses.

     The Company's future financial condition and prospects are heavily dependent on the Company's maintaining or improving its relationships with Frontier. Should the Company's relationships with the Frontier Companies be discontinued, or their terms and conditions be changed in a manner materially adverse to the Company, the Company experience significant losses. (See "Business -- Proposed Future Operations and Organizational Changes; Relationship with Frontier" -- Item 1 and " -- Results of Operations.")

     As of December 31, 1997, the Company had no off-balance sheet obligations or capital commitments that were not reflected in the Company's financial statements.

     Alpine's adjusted capital amounts at December 31, 1997, and December 31, 1996, were approximately 117% and 173%, respectively, of its authorized control level risk-based capital amounts. (See "Business -- Regulation" -- Item 1.) Because Alpine's December 31, 1996 adjusted capital was less than 200% of its authorized control level risk-based capital, Alpine was required to submit a comprehensive financial plan to the Illinois DOI. The plan identified, as the principal condition that contributed to Alpine's failure to meet the company action level of risk-based capital, the amount of Alpine's net reserves for losses and loss adjustment expense relative to its statutory policyholders' surplus and contained, as the proposed corrective actions, principally changes to the Company's operations and organizational structure already implemented and consummation of the Quota Share Arrangement with UCIC.

      Alpine's comprehensive financial plan with respect to the year ended December 31, 1996 was filed with and not objected to by the Illinois DOI. As Alpine was below the regulatory action level at December 31, 1997, a similar comprehensive financial plan will be required to be submitted to the Illinois DOI by April 16, 1998. Management expects such plan to identify the $6.6 million Schedule P penalty incurred by Alpine in 1997 as one of the principal causes for Alpine's failure to meet or exceed the company action level of risk-based capital. Additionally, Alpine's statutory policyholders' surplus was reduced by an underwriting loss of $6.7 million in 1997 as a result of a relatively small volume of net premiums earned and $4.4 million of loss and loss adjustment expense reserve strengthening during the year. (See "Business
- Losses and Loss Adjustment Expenses" - Item 1.) Management expects the plan to propose, as principal corrective actions to increase Alpine's risk-based capital above the company action level, the continuation of Alpine's operations in 1998, during which Alpine (i) expects to experience an overall reduction in net reserves for losses and loss adjustment expense outstanding relative to its statutory policyholders' surplus, (ii) expects to eliminate approximately $2.5 million of the Schedule P penalty as the 1995 accident year becomes excluded from Alpine's Schedule P calculation, and (iii) expects to receive additional assets contributed by Exstar consisting principally of some or all of approximately $1.7 million of real estate investments owned directly by Exstar, if necessary. Consummation of the proposed sale of Alpine and merger of Alpine with UCIC in accordance with the Potential Frontier Deal as currently contemplated also are expected to eliminate or reduce Alpine's risk-based capital obligations and concerns.

     Over the last several years, the Company has been converting its computer systems to be Year 2000 compliant. The Year 2000 problem results from computer programs using two rather than four digits to define the applicable year (e.g., in many programs, each of 1900 and 2000 are defined by the digits "00"). The Company expects its conversion efforts to be completed by the end of 1999, and expects no material adverse impact internally from the Year 2000 problem. Management has made no effort, however, to attempt to estimate the impact on the Company of third parties' efforts to become, or lack of success in becoming, Year 2000 compliant. All of the insurance assumed by the Company is expected to exclude losses arising out of the Year 2000 problem. The Company has made no effort to track the cost of the Year 2000 conversion as the conversion is being accomplished in conjunction with routine upgrades of the Company's underwriting, claims and accounting systems.

INFLATION

     The Company believes the premium pricing levels established by the Frontier Companies and thus the pricing levels on the premiums assumed by the Company generally take into account inflationary pressures. The Company believes the Frontier Companies, for competitive reasons, are limited in the extent to which they can increase premiums to account for anticipated inflation, and actual inflation may be greater than anticipated. In either event, the Company believes the Frontier Companies, and thus the Company, rather than the insureds, may have to absorb inflation costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information in response to this item is incorporated by reference from
Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to each of the directors and executive officers of the Company as of March 31, 1998:



         NAME           AGE                      POSITION WITH COMPANY
Peter J. O'Shaughnessy  56   Chief Executive Officer, Chairman of the Board and a Director
Steven C. Shinn         50   President and a Director
David W. Fleming        63   Director
Frank A. Johnson        63   Director
Mark Rosenberg          47   Senior Vice President and Chief Financial Officer

     Mr. O'Shaughnessy has served as the Chief Executive Officer and Chairman of the Board of the Company (or its predecessor organizations) since its formation in 1988, and served as its President from 1988 to September 1993.
Mr. O'Shaughnessy has been Chairman of the Board of Alpine since 1988 and was an Executive Vice President of Alpine from 1986 to June 1993. He has been a director and President of WESTCAP since October 1996. He has served as a director of Claims Control since December 1986, has been its Chief Executive Officer since March 1994, and was its President from December 1988 through
February 1994.   Mr. O'Shaughnessy has served as Chairman of the Board of the
Syndicate and was President of the Syndicate from 1985 to June 1993. He has been Chairman of the Board and Chief Executive Officer of TCO-CA, a subsidiary of TCO Holdings, since 1977 and was President of TCO-CA and its predecessors from 1977 to September 1993. He has also been a director of TCO-IL since 1987. From 1986 to December 1993, Mr. O'Shaughnessy was a member of the Board of Trustees of the IIE, and a member, as well as chairman, of a number of committees of the IIE Board.

     Mr. Shinn has served as President of the Company since September 1993. He served as an Executive Vice President of the Company (or its predecessor organizations) from its formation in 1988 until September 1993. Mr. Shinn has been a director of the Company (or its predecessor corporations) since its formation in 1988. Mr. Shinn has been a director of Alpine since 1987. Mr. Shinn was an executive officer of Alpine from 1987 to June 1993 and has been its President since September 1996. He has been a director and Executive Vice President of WESTCAP since October 1996. He has served as a director of Claims Control since September 1988, and was an Executive Vice President of Claims Control from December 1988 through February 1994 and its President from March 1994 through March 1997. Mr. Shinn was also an executive officer of the Syndicate from 1987 to June 1993 and served as its President from September 1996 through December 1996. Mr. Shinn has been an executive officer and director of TCO-CA since 1987, and was an executive officer and director of TCO-IL from 1987 to June 1993. Mr. Shinn has served as a director of Advanced Hardware Architectures, Inc., a designer of computer chips located in Pullman, Washington, since 1989.

     Mr. Fleming has been counsel to the international law firm of Latham & Watkins since 1992. From 1960 to 1992, he was a senior partner at the law firm of Fleming and Ingalls in the San Fernando Valley region. Mr. Fleming is a member of the California Transportation Commission and chairs the Public Transportation Committee of the Commission. He has been President of the Los Angeles City Board of Fire Commissioners since 1993 and Chairman of Valley Presbyterian Hospital since 1988. He has been a director of Valley Industry and Commerce Association ("VICA") for 27 years and served as VICA's Chairman from 1988 to 1990.

     Mr. Johnson is the President of RSA Soil Products, a wholesale distributor of soil products, which he founded in 1954. He is also the president of Sutter Enterprises, a trucking company, a position he has held since its formation in 1969.

     Mr. Rosenberg has served as Chief Financial Officer and Senior Vice President of the Company since January 1, 1997. From 1988 to 1997, he served as Controller and Reinsurance Manager of TCO-CA. Mr. Rosenberg has been a director of Alpine since September 1996. Since October 1996, he has served as the Chief Financial Officer of WESTCAP. Mr. Rosenberg has also been a director and the Chief Financial Officer of Claims Control since May 1996.

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

     In 1997, Mr. Rosenberg inadvertently failed to timely file a report on Form 3 with respect to his appointment as Chief Financial Officer and stock options received by him. The Form 3, which was required to be filed by January 11, 1997, was filed February 12, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     From the date of the Company's initial public offering through the end of December 1994, neither the Company nor any of its subsidiaries had any compensated employees. During that period, employees of TCO (including individuals who were executive officers of the Company) performed all administrative, management, underwriting, finance, claims, investment and other services for the Company and its subsidiaries pursuant to the Master Agreement and the management agreements between TCO-IL and the Company. As a result of certain GAAP accounting changes adopted by the Company in early 1995, however, the Company elected to provide the information required by Item 402 of Regulation S-K with respect to compensation received by its executive officers from TCO for the years ending December 31, 1994 and thereafter.

     Effective January 1, 1995, the Company's executive officers became direct employees of the Company, and, as such, began to receive compensation directly from the Company. Each such individual continued to hold the offices and directorships he previously held with TCO, and certain of such individuals continued to receive salaries from TCO until August 1, 1996.

     Effective August 1, 1996, portions of the compensation paid to the Company's executive officers were allocated to and reimbursed to the Company by Transre and E&S. The Company directly paid such amounts solely for administrative convenience. The amounts paid by Transre and E&S were not in any way related to the Company's results or the time devoted, or services provided, to the Company. Accordingly, such amounts reimbursed by Transre and E&S are not reflected in the body of the Summary Compensation Table below, although they are reflected in the notes thereto.

     Effective September 30, 1997, Transre and E&S ceased operations, and operations previously performed by them began to be performed by WESTCAP, a subsidiary of Exstar, effective as of October 1, 1997. Accordingly, effective as of October 1, 1997, all allocations and reimbursements of compensation between the Company and Transre and E&S ceased.

SUMMARY COMPENSATION

     The following table provides information concerning the annual and other compensation for services in all capacities to the Company and TCO (but not for services to Transre or E&S) of those persons who were at December 31, 1997 the Chief Executive Officer of the Company, and executive officers of the Company whose total salary and bonus paid by the Company and TCO exceeded $100,000 in 1997 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                                               LONG TERM
                                                                                                               COMPENSATION
                                                                     ANNUAL COMPENSATION      AWARDS
NAME AND PRINCIPAL POSITION  YEAR         SALARY        BONUS               OTHER           SECURITIES        ALL OTHER
                                           ($)            ($)               ANNUAL           UNDERLYING       COMPENSATION
                                                                       COMPENSATION         OPTIONS             ($)
                                                                            ($)               (#)
Peter J. O'Shaughnessy,      1997       $270,645  (1)       --         --                    50,000              --
Chairman of the Board,       1996        665,462  (2)       --        33,532  (3)              --                --
Chief Executive Officer      1995      1,314,052  (4)       --        79,569  (5)              --                --

Steven C. Shinn, President   1997        247,374  (6)   38,800(7)     --                    146,350              --
                             1996        207,310  (8)      --         --                       --                --
                             1995        237,522           --         --                       --                --

Richard G. Kersten,
Senior Vice President,       1997        121,198  (9)   20,480(10)    --                       --                --
General Counsel and          1996        129,945  (11)      --        --                       --                --
Secretary                    1995        156,625  (12)      --        --                       --                --

_________________________
(1) Excludes $219,294 paid by the Company in 1997 but reimbursed to the Company by Transre and E&S.
(2) Includes $37,505 paid by TCO. The TCO companies are not subsidiaries of the Company and are directly or indirectly wholly owned by Mr. O'Shaughnessy. Excludes $123,175 paid by the Company in 1996 but reimbursed to the Company by Transre and E&S.
(3) This amount is attributable to various services and benefits provided to Mr. O'Shaughnessy by TCO ($23,818) and by the Company ($9,714).
(4)  Includes $592,347 paid by TCO.
(5) This amount is attributable to various services and benefits provided to Mr. O'Shaughnessy by TCO ($37,569) and by the Company ($42,000).
(6) Excludes $49,159 paid by the Company in 1997 but reimbursed to the Company by Transre and E&S. Includes $33,421 paid by TCO in settlement of obligations under Mr. Shinn's Employment Agreement.
(7) Excludes $9,700 paid by the Company in 1997 but reimbursed to the Company by Transre and E&S.
(8) Excludes $20,740 paid by the Company in 1996 but reimbursed to the Company by Transre and E&S.
(9) Excludes $29,771 paid by the Company in 1997 but reimbursed to the Company by Transre and E&S.
(10) Excludes $5,120 paid by the Company in 1997 but reimbursed to the Company by Transre and E&S.
(11) Includes $81,817 paid by TCO. Excludes $12,032 paid by the Company in
     1996 but reimbursed to the Company by Transre and E&S.
(12) Paid by TCO.

     Mr. Kersten's employment with the Company terminated effective in January 1998.

ISSUANCE OF EXSTAR STOCK OPTIONS; AGGREGATED OPTION EXERCISES AND YEAR-END 1997 OPTION VALUES

     Prior to April 1, 1997, 274,781 shares of Exstar Common Stock owned by TCO were the subject of options issued by TCO to TCO employees, Company employees and others. The exercise price of such options was $2.73 per share, and options for all but 916 of the shares were scheduled to be fully vested by July 1, 1997. In connection with the Company's hiring and continuing employment of the former employees of TCO, effective April 1, 1997, all such TCO options were terminated, and all shares of Exstar Common Stock owned by TCO were transferred to Exstar. Effective April 1, 1997, Exstar agreed to issue incentive stock options for up to approximately 400,000 shares of Exstar Common Stock to employees of the Company and its affiliates, including options with respect to 215,682 shares to replace options previously issued by TCO and options with respect to 175,102 additional shares. The vesting periods for these options generally run through at least January 1, 1999, and the exercise prices for these options are $1.40 per share. In addition, Exstar agreed to issue non-qualifying stock options for 61,848 shares of Exstar Common Stock to persons not employed by the Company or its affiliates to replace vested options previously issued by TCO. All such non-qualifying stock options are immediately exercisable and have exercise prices of $1.40 per share.


OPTION GRANTS IN 1997

     The following table provides information on grants of stock options in 1997 to the Named Officers. No stock appreciation rights were granted to the Named Officers during 1997.




                                                        INDIVIDUAL GRANTS
                        NUMBER OF
                        SECURITIES            PERCENT OF TOTAL                                         POTENTIAL REALIZABLE
                        UNDERLYING OPTIONS    OPTIONS GRANTED TO                                       VALUE AT ASSUMED ANNUAL RATES
                        GRANTED               EMPLOYEES IN FISCAL   EXERCISE OR BASE                    OF STOCK PRICE APPRECIATION
NAME                     (1)                      YEAR                  PRICE ($/SH)  EXPIRATION DATE       FOR OPTION TERM (2)
----
                                                                                                             5% ($)   10% ($)
Peter J. O'Shaughnessy     50,000                  100%                  1.40          3/31/02             10,000      38,500
Steven C. Shinn.......    146,350                  100%                  1.40          3/31/07            116,000     293,000
Richard G. Kersten....     27,488                  100%                  1.40          3/31/07             22,000      55,000

(1) All options were granted pursuant to the Company's 1992 Stock Incentive Plan and are subject to the terms of such plan. Prior to April 1, 1997, TCO (which is owned by Mr. O'Shaughnessy) owned 536,000 shares of Exstar Common Stock; and Messrs. Shinn and Kersten had options to acquire 126,350 shares and 27,488 shares, respectively, of Exstar Common Stock from TCO, at exercise prices of $2.73 per share, two-thirds of which were vested and one-third of which were scheduled to vest July 1, 1997. In connection with the Company's hiring and continuing employment of the former employees of TCO, effective April 1, 1997 (i) all such TCO options were terminated, (ii) all shares of Exstar Common Stock owned by TCO were transferred to Exstar for nominal consideration and (iii) Exstar agreed to issue incentive stock options, vesting one-third on July 1, 1997, one-third on January 1, 1998 and one-third on January 1, 1999, for up to approximately 400,000 shares of Exstar Common Stock to employees of the Company and its affiliates, including options to replace options previously issued by TCO. All options were granted at an exercise price equal to 110% of the fair market value of the Company's Common Stock on the date of grant as determined by the Compensation Committee of the Board of Directors of the Company.
(2) In accordance with the rules of the SEC, shown are the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the option was granted over the full option terms of 5 years in the case of Mr. O'Shaughnessy and 10 years in the cases of Messrs. Shinn and Kersten. The 5% and 10% assumed rates of appreciation are mandated by the rules of the SEC and do not represent the Company's estimate or projection for future increases in the price of its Common Stock.

     The following table provides information on unexercised options held by the Named

Officers at December 31, 1997, all of which were granted in 1997 under the Exstar 1992 Stock Incentive Plan. No options or stock appreciation rights were exercised by the Named Officers in 1997.

                          YEAR-END 1997 OPTION VALUES


                              NUMBERS OF SHARES                  VALUE OF
                           UNDERLYING UNEXERCISED        UNEXERCISED IN-THE-MONEY
                             OPTIONS AT 12/31/97          OPTIONS AT 12/31/97 (1)
                                     (#)                            ($)
         NAME             EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
Peter J. O'Shaughnessy                16,667 / 33,333                30,834 / 61,668
Steven C. Shinn                       48,783 / 97,567               90,256 / 180,512
Richard G. Kersten                     9,163 / 18,325                16,952 / 33,903

(1) Values are calculated as the closing price of Exstar Common Stock on December 31, 1997, or $3.25 per share, less the exercise price of $1.40 per share.

EMPLOYMENT AND CONSULTING AGREEMENTS

     In 1994, TCO-CA entered into an employment agreement with Mr. Shinn which initially had a term ending August 31, 1996 (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Shinn agreed to serve as President of both TCO-CA and the Company. The agreement provided for two consecutive two-year extensions at the option of TCO or Mr. Shinn. In August 1997, TCO-CA and Mr. Shinn entered into an agreement terminating their respective rights and obligations under the Employment Agreement. In connection with such settlement, Mr. Shinn entered into a Consulting Agreement with TCO-CA, under which Mr. Shinn agreed to perform certain consulting services for TCO-CA, in return for annual consideration to Mr. Shinn of approximately $13,000 per year from 1998 through 2007, payable only through offsets against debts owed to TCO-CA by Mr. Shinn (totaling approximately $90,000).

DIRECTOR COMPENSATION

     Non-management directors receive $15,000 per year paid in quarterly installments of $3,750, and $1,000 per day for each day they attend a board meeting or a committee meeting. The Company paid its non-management directors $24,000 under this arrangement in 1997. Non-employee directors are also eligible to receive options under the Exstar Financial Corporation 1995 Directors Stock Option Plan; no options have been granted under this plan. The Company currently has two non-employee directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 1998, certain information with respect to the beneficial ownership of Exstar Common Stock by (i) each person known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director and nominee, and (iii) all Company executive officers, directors and nominees as a group.


                                          NUMBER OF SHARES
            NAME AND ADDRESS              BENEFICIALLY OWNED(1)         PERCENT OF OWNERSHIP
Peter J. O'Shaughnessy
42-510 Caracas Place
Bermuda Dunes, CA 92201                  3,027,758  (2)                       61.0%
Mochel Family Limited
Partnership (3) P.O. Box 2526
Avon, CO 81620                             270,500                             5.4%
Steven C. Shinn
705 Mesa Drive
Solvang, CA  93463                         169,267  (4)                        3.4%
David W. Fleming
c/o Latham & Watkins
10 Universal City Plaza
Suite 2570
Universal City, CA  91608-1002              10,000                       *
Mark Rosenberg
3590 Cerrito Street
Santa Ynez, CA 93460                        12,730  (5)                  *
All executive officers,
Directors and nominees as
a group (4 persons)                      3,219,755                            64.8%

___________________________
(1) Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(2)  Includes 33,333 shares issuable upon the exercise of vested options.
(3) Based on a Form 13D filed by the Mochel Family Limited Partnership on May 21, 1997.
(4)  Includes  97,567 shares issuable upon the exercise of vested options.
(5)  Represents shares issuable upon the exercise of vested options.
* Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During July 1995, the Company acquired from Mr. O'Shaughnessy eight parcels of land ranging in size from 20 to 28 acres for which the off-site improvements had been completed. The property was acquired subject to a first trust deed to an unrelated financial institution in the amount of $595,000. Also during July 1995, the Company acquired from Mr. O'Shaughnessy an eight-acre residential property with a house and other improvements. This property was acquired subject to existing liabilities of $1,126,000 and $644,000 to unrelated financial institutions, secured by first and second trust deeds, respectively. The purchase prices, as approved by the disinterested members of the Company's board of directors, were equal to Mr. O'Shaughnessy's costs in the properties, which were $1,114,000 in the case of the eight parcels (compared to an appraised value as of the date of transfer of $1,045,000) and $2,125,000 in the case of the residential property (compared to an appraised value as of the date of transfer of $2.8 million). If the properties are sold for less than the Company's costs, Mr. O'Shaughnessy has agreed to reimburse the Company for the differences. If the properties are sold at amounts less than their appraised values as of the dates they were acquired by the Company but more than their costs, any excess of proceeds (less costs to carry and sell the properties) over their costs will be paid to Mr. O'Shaughnessy. If the properties are sold for more than their appraised values as of the dates they were acquired by the Company, the excess over appraised values will be shared between the Company and Mr.
O'Shaughnessy. During 1996, the Company sold six of the eight parcels for net proceeds of $623,000. During 1997, the Company sold the remaining two parcels for net proceeds of $204,000. As of December 31, 1997, Mr. O'Shaughnessy would have had a liability to the Company of $392,000 (Company's costs of $1,219,000 less sale proceeds of $827,000) based on the sale of the eight parcels. The Company's costs exceeded the fair value of the remaining eight-acre residential property by $326,000 as of December 31, 1997. At December 31, 1997, the appraised value of the eight-acre residential property was $2.5 million and its fair value was $2.3 million. As of December 31, 1997, Mr. O'Shaughnessy would have had an estimated liability to the Company of approximately $718,000 based on the foregoing arrangements, though his ultimate liability, if any, will not be determined or payable until the eight-acre residential property has been sold. The property is included in real estate held for sale. Under the terms of the Potential Frontier Deal as currently contemplated, it is anticipated that the eight-acre residential property would be contributed to Alpine in connection with the sale of Alpine to Frontier. Neither such contribution nor the sale of Alpine would trigger Mr. O'Shaughnessy's payment obligation. Mr. O'Shaughnessy's ultimate liability, if any, would not be determined until the property is sold by Frontier. The Company has no understanding with Mr. O'Shaughnessy as to how and when any such liability would be paid to the Company upon Frontier's sale of the property, or whether any compromise will be agreed to in connection with any such liability. Any payment by Mr. O'Shaughnessy would increase the Company's stockholders' equity and net income.

     Effective in July 1996, the Company leased a residential property included in real estate held for sale to Mr. O'Shaughnessy, which lease was terminated effective September 30, 1997. Rental income from Mr. O'Shaughnessy on this property included in the income statement for the year ended December 31, 1997 was approximately $28,000, which amount was paid in cash by Mr. O'Shaughnessy.

     Effective October 1, 1997, the Company leased a different residential property included in real estate held for investment to Mr. O'Shaughnessy.
Such lease is for a one-year initial term, at a monthly rental rate of $1,500. An independent broker's price opinion was sought and obtained by the Company with respect to the adequacy of this rental rate. No income relating to this lease was included in the income statement for the year ended December 31, 1997 and no rent was actually paid in 1997, as the independent broker's opinion had not been obtained by December 31, 1997. The full $9,000 rental amount due to the Company for the period from October 1, 1997 through March 31, 1998 was paid in cash in the first quarter of 1998.

     During 1997, TCO-CA and TCO-IL made loans to Mr. O'Shaughnessy in the aggregate amounts of $25,000 and $147,325, respectively, none of which was repaid in 1997. In accordance with the Company's current GAAP accounting methods, the Company's stockholders'

No understanding has been reached with Mr. O'Shaughnessy as to how and when such indebtedness would be paid, or whether any compromise will be agreed to in connection with such indebtedness. Any principal payments up to approximately $2.5 million in the aggregate would increase the Company's stockholders' equity and net income. The accrual or payment of interest on the indebtedness has no impact on the Company's stockholders' equity or net income.

     Mr. O'Shaughnessy is the indirect owner of TCO-IL, an entity that is indebted to Alpine in the amount of approximately $9.2 million. This receivable is not reflected as an admitted asset of Alpine in its statutory financial statements or as an asset of the Company in its GAAP financial statements. In connection with a proposed sale by the Company of the stock of Alpine to a third party, subject to approval by the Illinois DOI such indebtedness of TCO-IL to Alpine is anticipated to be cancelled.

     In April 1997, Exstar acquired certain farm equipment used to maintain
real property owned by the Company  from Mr. O'Shaughnessy for $29,280.    The
price of the equipment (tractors, gardening tools, etc.) was determined using fair market values obtained from an implement dealer for used equipment.

     Mr. O'Shaughnessy directly owns all of the issued and outstanding stock of E&S. From June 1996 through September 1997, E&S received commissions on insurance business placed with the Frontier Companies, generally at the rate of 27.5% of the gross premiums collected for such insurance. Approximately a 30% quota share portion of such insurance business was ceded by the Frontier Companies to Alpine. The aggregate amount of commissions received by E&S during 1997 on such business (net of commissions paid to subproducers) was $1.2 million. E&S agreed to pay a portion of E&S's net profits earned in connection with this arrangement to the Company, in partial satisfaction of debts owed to
the Company by TCO-IL.   Because E&S did not have any net profits in 1997, no
such profits were paid to the Company in 1997.

     Also in June 1996, Claims Control began handling claims on behalf of the Frontier Companies with respect to insurance produced through E&S. Until October 1, 1997, when its stock was transferred to Exstar, Claims Control was wholly owned by TCO-CA (which is indirectly owned by Mr. O'Shaughnessy).
Claims Control is reimbursed by Alpine for the salary and benefit costs related to Claims Control's employees, as well as Claims Control's general and administrative costs. Such cost reimbursement for the period from January 1, 1997 through September 30, 1997 was approximately $787,000. In partial satisfaction of TCO-IL's liabilities to the Company, Claims Control agreed to assign to the Company all revenues received by Claims Control from the Frontier Companies (less any payments made by the Frontier Companies with respect to Claims Control costs not initially borne by Alpine). The amount so assigned by Claims Control to the Company for the period from January 1, 1997 through September 30, 1997 was approximately $62,000.

     On April 1, 1997, TCO Holdings entered into a Service Agreement with Alpine under which TCO Holdings agreed to assist Alpine in the negotiation and placement of a quota share reinsurance agreement with the Frontier Companies. For such services, Alpine agreed to pay TCO Holdings 3.75% of the gross premiums received by Alpine pursuant to the quota share agreement, subject to a maximum aggregate payment to TCO Holdings of $4.5 million.

     In October 1997, Mr. O'Shaughnessy transferred all of the stock of WESTCAP to Exstar for consideration of $1,000. Also in October 1997, TCO-CA, an entity indirectly wholly owned by Mr. O'Shaughnessy, transferred all of the stock of Claims Control to Exstar for consideration of $1,000. (Management believes that the values of WESTCAP and Claims Control to the Company substantially exceed the amounts paid to Mr. O'Shaughnessy and TCO-CA.)

     On April 1, 1997, TCO-IL, an entity indirectly wholly owned by Mr. O'Shaughnessy, transferred to the Company 536,000 shares of Exstar Common Stock (all of the Exstar Common Stock owned by it) for consideration of $0.01 per share, or $5,360 in the aggregate. The per share market value of Exstar's Common Stock on that date was $1.25 and thus, the aggregate market value of the Common Stock transferred to Exstar was $670,000 on that date. At December 31, 1997, the per share market value of Exstar's Common Stock was $3.25; thus, the aggregate December 31, 1997 market value of the shares previously transferred was $1,742,000.

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

     Since the end of 1995, the Company believes it has had a number of rights and remedies it could potentially assert against or with respect to TCO under the Master Agreement, the management agreements, the Loan Agreement and a lease between the Syndicate and TCO-CA. Among other things, the Company (i) could have asserted its right to acquire TCO or TCO's operations or otherwise asserted its remedies under the Master Agreement, (ii) could have, because TCO's financial condition apparently breached certain financial covenants of the Loan Agreement, asserted its right to accelerate TCO's loan payments or otherwise asserted its remedies under the Loan Agreement, and (iii) could have asserted its rights under the lease to require that TCO-CA continue as lessee or pay damages. Additionally, TCO failed to pay the Syndicate and Alpine $9.2 million of agents' balances due in accordance with the terms and conditions of the management agreements. As a result, the Company could have sought to assert its remedies, including retaining ownership of TCO's renewals, under the management agreements.

     The Company determined not to assert the foregoing or other rights it could have asserted under the Master Agreement, the management agreements, the Loan Agreement, the lease or otherwise. In lieu thereof, the Company agreed to termination of the management agreements, subject to a final determination of obligations and liabilities between the Company and TCO, and to the termination of the lease. The management agreement between Alpine and TCO was terminated effective July 31, 1996. The management agreement between TCO and the Syndicate was terminated effective December 31, 1996 (except with respect to the profit sharing provision which was terminated effective September 30, 1996). Pursuant to the management agreements, the Company paid TCO $5,582,000 in 1996 and $24,672,000 in 1995.

     Additionally, in lieu thereof, the Company agreed to allow certain assets of TCO to be used by Transre, Claims Control and E&S. The assets were used to produce insurance and handle claims for UCIC, which agreed, effective April 1, 1997, to cede to Alpine as a reinsurer a portion of such insurance. (See "Business -- Overview of Current Business Operations" -- Item 1.) The transfer to the Company of the stock of WESTCAP and Claims Control, and the transfer to the Company of the 536,000 shares of Exstar Common Stock owned by TCO, all for nominal consideration, were consummated in recognition of the Company's rights and TCO's obligations under the Master Agreement.

     The Company has consented to TCO's, Claims Control's and E&S's use of certain of TCO's assets and cash flows, that the Company otherwise might have attempted to claim for itself, to satisfy obligations to third parties, including tax obligations, obligations to an unaffiliated insurance company, obligations owed to the holder of the TCO Holdings preferred stock (see Notes 12 and 16 of the Notes to Consolidated Financial Statements), and obligations under an office lease to which TCO was subject. Mr. O'Shaughnessy may have contingent liability with respect to certain of these TCO obligations, and, consequently, may benefit from their satisfaction through the use of such assets and cash flows.

     During each of 1995 and 1996, in consideration of TCO's meeting its repayment obligations under the Loan Agreement, Exstar released 170,000 of the shares of Exstar Common Stock then pledged to secure TCO's obligations under the Loan Agreement. As of December 31, 1996, 160,000 shares of Exstar Common Stock owned by TCO were still pledged under the Loan Agreement. Such shares were released in April 1997 upon the transfer by TCO to Exstar of the 536,000 shares of Exstar Common Stock owned by TCO.

     During 1987, the Syndicate and Alpine issued a policy to provide stop-loss coverage on business written by an unaffiliated insurer and produced by TCO.
As consideration, the Syndicate and Alpine were entitled to 2.5% of the unaffiliated insurer's written premium on the business. Total written premium subject to the stop-loss coverage was $0, $345,000 and $1,320,000 in 1997, 1996, and 1995, respectively. Both the Syndicate and Alpine furnished the unaffiliated insurer with letters of credit fully collateralized by fixed maturity investments, certificates of deposit and other short-term investments in the amount of $4,523,000 as of December 31, 1997, and $7,900,000 as of December 31, 1996 and 1995, respectively to provide security for their and TCO's performance in connection with this arrangement. Since July 1, 1992, as consideration for the letters of credit provided by the Syndicate and Alpine, Exstar has been entitled to receive the interest earned on funds on deposit with and certain contingent amounts potentially due from the unaffiliated insurance company. As additional consideration, TCO has assigned to Exstar any contingent amounts from the unaffiliated insurance company up to $1,000,000 per year, under which arrangement Exstar received no amounts in 1997 or 1996.

    The Company owns two office buildings in Solvang, California. The Company, until June 1996, leased the two office buildings to TCO. The rental income from TCO included in the statements of operations for the years ended December 31, 1996 and 1995 was $228,000 and $584,000, respectively.

     In connection with the Quota Share Arrangement, Alpine has agreed to pay the Frontier Companies a ceding commission generally of 30% of the premium assumed by Alpine. This ceding commission is to compensate the Frontier Companies for expenses incurred by them generally in obtaining the insurance
which is subject to the Quota Share Arrangement.   The Frontier Companies paid
Transre and E&S a fee of 27.5% of the premium produced by them pursuant to the Limited Agency Agreement prior to October 1, 1997. The ceding commission paid by Alpine, consequently, may have indirectly benefited Transre and E&S, as well as the employees of Alpine whose compensation was paid in part by reimbursements to Alpine from Transre and E&S.

     The Syndicate and Alpine derived premiums on insurance produced for them by Trinity, which was formerly a subsidiary of TCO Holdings and is now majority owned directly by Mr. O'Shaughnessy. The gross premiums derived by the Syndicate and Alpine from Trinity were $27,000, $1,575,000 and $5,726,000 in 1997, 1996, and 1995, respectively. As a subproducer of WESTCAP, Trinity received commissions of approximately $210,000 from WESTCAP in 1997. Steven Shinn, President of the Company, owns five percent of Trinity's outstanding stock.

     During 1991, the Company made construction loans to Trinity for construction of a new office building. The outstanding loan balances at December 31, 1997 and 1996, were $1,084,000 and $1,096,000, respectively.

     On April 1, 1997, the Company issued to Mr. O'Shaughnessy options to acquire 50,000 shares of Exstar Common Stock at an exercise price of $1.40 per share. The closing price of the Company's Common Stock on that date was $1.25 per share. Subject to certain restrictions, options representing 33,333 shares were exercisable as of January 1, 1998, and options representing the remaining 16,667 shares become exercisable January 1, 1999. Also on April 1, 1997, the Company issued to Mr. Shinn options to acquire 146,350 shares of Exstar Common Stock at an exercise price of $1.40 per share. Subject to certain restrictions, options representing 97,567 shares were exercisable as of January 1, 1998, and options representing the remaining 48,783 shares become exercisable January 1, 1999. These options were issued generally in replacement of options to acquire Exstar Common Stock previously issued to Mr. Shinn by TCO. The Company also issued to Mark Rosenberg, the Company's Chief Financial Officer, options to acquire 19,000 shares of Exstar Common Stock at an exercise price of $1.40 per share. Subject to certain restrictions, options representing 12,667 shares were exercisable as of January 1, 1998 and options representing the remaining 6,333 shares become exercisable January 1, 1999. These options were issued generally in replacement of options to acquire Exstar Common Stock previously issued to Mr. Rosenberg by TCO.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  1.   The following financial statements of the Company and the related report of independent public accountants are filed as part of this Form 10-K:

                 Independent Auditors' Report
                 Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995
                 Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995
                 Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
                 Notes to Consolidated Financial Statements

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


 EXHIBIT
 NUMBER
-----------
     *2.1  Plan and Agreement of Merger, executed on October 20, 1992.
     *3.1  Restated Certificate of Incorporation of Registrant.
     *3.2  Bylaws of Registrant.
     *4.1  Specimen stock certificate representing the Common Stock.
    *10.1  Exstar Financial Corporation 1992 Stock Incentive Plan.
    *10.2  TCO Insurance Services 1992 Stock Incentive Plan, effective July 1, 1992.
    *10.6  Master Agreement between TCO Insurance Services, Inc. and Registrant.
    *10.7  Loan and Security Agreement, dated as of December 30, 1988, by and between Registrant, Peter J. O'Shaughnessy and Boulevard Bank National
           Association.


 EXHIBIT
 NUMBER
-----------

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





 EXHIBIT
 NUMBER
-----------
   *10.24  Supplemental Tax Agreement between Registrant and TCO Insurance Services,
           Inc.
  **10.25  Endorsement No. 3 Commuting Casualty Excess of Loss Reinsurance
           Agreement, effective January 1, 1991, issued by Alexander Reinsurance
           Intermediaries, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance
           Company.
  **10.26  Casualty Excess of Loss Cover Note, effective January 1, 1993, issued by
           Alexander Reinsurance Intermediaries, Inc. to Transco Syndicate #1 Ltd.
           and/or Alpine Insurance Company.
  **10.27  Semi-Automatic Facultative Casualty Excess of Loss Cover Note, effective
           January 1, 1993, issued by Alexander Reinsurance Intermediaries, Inc. to
           Transco Syndicate #1 and/or Alpine Insurance Company.
  **10.28  Casualty Excess of Loss Cover Note, effective January 1, 1991, issued by
           Alexander Reinsurance Intermediaries, Inc. to Transco Syndicate #1 Ltd.
           and/or Alpine Insurance Company.
  **10.29  Automatic Facultative Casualty Excess of Loss Cover Note, effective
           January 1, 1991, issued by Alexander Reinsurance Intermediaries, Inc. to
           Transco Syndicate #1 and/or Alpine Insurance Company.
 ***10.30  Management and Underwriting Agency Agreement between Transco Syndicate
           #1, Ltd. and TCO Insurance Services, Inc. dated June 29, 1993.
 ***10.31  Management Agreement between Alpine Insurance Company and TCO Insurance
           Services, Inc. dated June 29, 1993.
 ***10.32  Servicing Agreement between TCO Insurance Services, Inc. and TCO
           Insurance Services dated July 1, 1993.
 ***10.33  Servicing Agreement between TCO Insurance Services, Inc. and TCO
           Insurance Services dated July 1, 1993.
   #10.34  Management and Servicing Agreement between Alpine Insurance Company and
           TCO Insurance Services, Inc. dated as of December 31, 1993.
   #10.35  Agreement between Transco Syndicate #1 Ltd. and United National Insurance
           Company, Diamond State Insurance Company and Hallmark Insurance Company,
           Inc. dated January 21, 1994.
   #10.36  Commercial Real Property Lease by and between Transco Syndicate #1 Ltd.
           and TCO Insurance Services dated January 1, 1994.
   #10.37  Casualty Excess of Loss Cover Note, effective January 1, 1991, issued by
           Alexander Reinsurance Intermediaries, Inc. to Transco Syndicate #1 Ltd.
           and/or Alpine Insurance Company.
   #10.38  Casualty Excess of Loss Cover Note, effective January 1, 1992, issued by
           Alexander Reinsurance Intermediaries, Inc. to Transco Syndicate #1 Ltd.
           and/or Alpine Insurance Company.
   #10.39  Casualty Excess of Loss Cover Note, effective January 1, 1993, issued by
           Alexander Reinsurance Intermediaries, Inc. to Transco Syndicate #1 Ltd.
           and/or Alpine Insurance Company.
   #10.40  Semi-Automatic Facultative Casualty Excess of Loss Agreement effective
           January 1, 1994, issued by Alexander Reinsurance Intermediaries, Inc. to
           Transco Syndicate #1 Ltd. and/or Alpine Insurance Company.

 EXHIBIT
 NUMBER
-----------
   #10.41  Marine Excess of Loss Cover Notes, effective February 1, 1993, issued by
           Intere Intermediaries, Inc. to Transco Syndicate #1 Ltd. and/or Alpine
           Insurance Company and/or Affiliated Companies of TCO Insurance Services,
           Inc.
   #10.42  Loan Agreement among TCO Insurance Services, Inc., TCO Insurance
           Services, Exstar Financial Corporation, Transco Syndicate #1 Ltd. and
           Alpine Insurance Company dated as of December 30, 1993.
   #10.43  First Amended and Restated Loan Agreement among TCO Insurance Services,
           Inc., TCO Insurance Services, Registrant, Transco Syndicate #1 Ltd. and
           Alpine Insurance Company dated March 25, 1994.
   #10.44  Guaranty of JBW & Co., Inc. to Registrant, Alpine Insurance Company and
           Transco Syndicate #1 Ltd. dated December 30, 1993.
   #10.45  Security Agreement between Registrant, Alpine Insurance Company and
           Transco Syndicate #1 Ltd. and JBW & Co., Inc. dated December 30, 1993.
   #10.46  Guaranty of Jeffery W. Beresford-Wood to Registrant, Alpine Insurance
           Company and Transco Syndicate #1 Ltd. dated December 30, 1993.
   #10.47  Indemnification Agreement between Peter J. O'Shaughnessy, Jeffery W.
           Beresford-Wood and JBW & Co., Inc. dated December 30, 1993.
   #10.48  Revolving Credit Note in the amount of $1,494,380 issued by TCO Insurance
           Services, Inc. to Registrant dated December 30, 1993.
   #10.49  Revolving Credit Note in the amount of $5,005,620 issued by TCO Insurance
           Services, Inc. to Transco Syndicate #1 Ltd. dated December 30, 1993.
   #10.50  Secured Debt Conversion Agreement between Transco Syndicate #1 Ltd.,
           Concord General Corporation and JBW & Co., Inc. dated December 31, 1993.
   #10.51  Exchange Agreement between Concord General Corporation and Transco
           Syndicate #1 Ltd. dated March 25, 1994.
   #10.52  Backup Pledge Agreement among TCO Insurance Services, Inc., Exstar
           Financial Corporation, Transco Syndicate #1 Ltd. and Alpine Insurance
           Company dated as of December 30, 1993.
  ##10.53  Letter Agreement between Scudder, Stevens & Clark, Inc. and Exstar
           Financial Corporation dated as of March 1, 1994.
 ###10.54  Revolving Credit Note in the amount of $1,400,000 issued by TCO Insurance
           Services, Inc. to Alpine Insurance Company dated May 1, 1994.
 ###10.55  Reformed First Amended and Restated Loan Agreement effective December 30,
           1993, by and among TCO Insurance Services, Inc., TCO Insurance Services,
           Exstar Financial Corporation, Transco Syndicate #1 Ltd., and Alpine
           Insurance Company dated June 30, 1994.
 ###10.56  Letter Agreement between Alpine Insurance Company and TCO Insurance
           Services, Inc. re: Management and Servicing Agreement of December 31,
           1993, Financial Investment Management Fee dated July 1, 1994.
   $10.57  Lease of 311 South Wacker Drive, Suite 500, Chicago, Illinois, effective
           August 8, 1990, between Wacker Drive Limited Partnership and TCO
           Insurance Services.
   $10.58  First Amendment to Lease, effective September 1, 1993, between Wacker
           Drive Limited Partnership and TCO Insurance Services, Inc.


 EXHIBIT
 NUMBER
-----------
   $10.59  Executive Employment Agreement, effective September 1, 1994, between TCO
           Insurance Services and Steven C. Shinn.
   $10.60  Multiple Advance Note of April 1, 1992, in the principal face amount of
           $4,500,000 between TCO Insurance Services, Inc. as beneficiary and Peter
           J. O'Shaughnessy as debtor.
   $10.61  Revolving Credit Note in the amount of $1,400,000 issued by TCO Insurance
           Services, Inc. to the Company dated December 4, 1994.
   $10.62  Revolving Credit Note in the amount of $1,500,000 issued by TCO Insurance
           Services, Inc. to the Company dated December 21, 1994.
   $10.63  Casualty Quota Share Reinsurance Agreement, effective July 1, 1994, between Alpine Insurance Company and Transco Syndicate #1 Ltd.
   $10.64  Casualty Excess of Loss Cover Note, effective January 1, 1994, issued by
           Carvill America to Alpine Insurance Company.
   $10.65  Memorandum of Reinsurance, effective May 1, 1993, issued by Sedgwick
           Payne Co. to Alpine Insurance Company.
   $10.66  Semi-Automatic Facultative Casualty Excess of Loss Cover Note, effective
           January 1, 1994, issued by Alexander Reinsurance Intermediaries, Inc. to
           Transco Syndicate #1 Ltd. and/or Alpine Insurance Company.
   $10.67  Endorsement No. 2 to the Reinsurance Cover Note No. CH0323-94, effective
           September 30, 1994, issued by Alexander Reinsurance Intermediaries, Inc.
           to Transco Syndicate #1 Ltd. and/or Alpine Insurance Company.
   $10.68  Semi-Automatic Facultative Casualty First Excess of Loss Cover Note,
           effective October 1, 1994, issued by Alexander Reinsurance
           Intermediaries, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance
           Company.
   $10.69  Semi-Automatic Facultative Casualty Second Excess of Loss Cover Note,
           effective October 1, 1994, issued by Alexander Reinsurance
           Intermediaries, Inc. to Transco Syndicate #1 Ltd. and/or Alpine Insurance
           Company.
   $10.70  Letter of TCO Insurance Services, Inc. to Alpine Insurance Company of
           September 29, 1994, re: Management and Servicing Agreement of December
           31, 1993, Financial Investment Management Fee.
 $$10.71a  Amendment No. 1 to Reformed First Amended and Restated Loan Agreement
           effective January 1, 1995, by and among TCO Insurance Services, Inc., TCO
           Insurance Services, Exstar Financial Corporation, Transco Syndicate #1,
           Ltd. And Alpine Insurance Company dated January 1, 1995. (Originally filed as Exhibit Number 10.71.)
 $$10.72a  Waiver number One Pursuant to Section 10.3 of Loan Agreement of June 30,
           1994, dated March 22, 1995. (Originally filed as Exhibit Number 10.72.)
 $$10.73a  Casualty Excess of Loss Reinsurance Confirmation, effective May 1, 1994, issued by E.W. Blanch Co., Inc. to Alpine Insurance Company. (Originally
           filed as Exhibit Number 10.73.)
 $$10.74a  Casualty Excess of Loss Reinsurance Confirmation, effective May 1, 1995, issued by E.W. Blanch Co., Inc. to Alpine Insurance Company. (Originally
           filed as Exhibit Number 10.74.)
 $$10.75a  Ocean Marine Cover Notes Nos. MA950269, A952031, MA950406, MA950475,


 EXHIBIT
 NUMBER
-----------

           MA950271 and MA950270 effective February 1, 995, issued by Intere
           Intermediaries, Inc. to Alpine Insurance Company and/or Transco Syndicate
           #1 Ltd. (Originally filed as Exhibit Number 10.75.)
 $$10.76a  Note Secured by Deed of Trust dated April 17, 1995, in the principal amount of $231,000 between TCO Insurance Services, Inc. as beneficiary and Peter J. O'Shaughnessy as debtor. (Originally filed as Exhibit
           10.76.)
$$$10.77a  Architects & Engineers Reinsurance Cover Note No. 95/0640/IL, effective
           January 1, 1995, issued by Carvill America to Alpine Insurance Company.
           (Originally filed as Exhibit 10.77.)
$$$10.78a  Commutation Agreement and Release between Transco Syndicate #1, Ltd.,
           Alpine Insurance Company and Re Capital Reinsurance Corporation,
           effective April 15, 1995. (Originally filed as Exhibit Number 10.78.)
$$$10.79a  Casualty Quota Share Cover Note No. CH 0333-95, effective April 1, 1995, issued by Alexander Reinsurance Intermediaries, Inc. to Transco Syndicate
           #1, Ltd., Alpine Insurance Company and/or their affiliates. (Originally filed as Exhibit Number 10.79.)
$$$10.80a  Amendment No. 1 to Security Agreement between Exstar Financial
           Corporation, Alpine Insurance Company, Transco Syndicate #1 Ltd. And JBW
           & Co., Inc. (Originally filed as Exhibit Number 10.80.)
$$$10.81a  Settlement Agreement and Mutual Release dated January 9, 1995, between
           Exstar Financial Corporation and Thomas J. Gassen.  (Originally filed as
           Exhibit Number 10.81.)
$$$10.82a  Promissory Note in the amount of $45,000 by Thomas J. Gassen to Exstar
           Financial Corporation dated January 2, 1995. (Originally filed as Exhibit
           Number 10.82.)
  +10.83a  Reinsurance Intermediary Manager Agreement between Alpine Insurance
           Company and Camelback Reinsurance Underwriters, Inc. dated as of January
           1, 1996. (Originally filed as Exhibit Number 10.83.)
  +10.84a  Ocean Marine Cover Note No. MA952045 effective June 1, 1995, issued by
           Intere Intermediaries, Inc. to Transco Syndicate #1 Ltd. And/or Alpine
           Insurance Company. (Exhibit Number 10.84.)
  +10.85a  Form of Agreement between TCO Insurance Services, Inc. and Majority
           Shareholder for the Sale and Purchase of Real Property dated June 30,
           1995. (Originally filed as Exhibit Number 10.85.)
  +10.86a  Form of Agreement between Transco Syndicate #1 Ltd. and Majority
           Shareholder for the Sale and Purchase of Real Property dated July 1,
           1995. (Originally filed as Exhibit Number 10.86.)
  +10.87a  Form of Agreement between Exstar Financial Corporation and Majority
           Shareholder for the Sale and Purchase of Real Property dated July 1,
           1995. (Originally filed as Exhibit Number 10.87.)
  ++10.71  Upper Layer Employers Excess Indemnity Cover Note No. 94-200 effective
           August 1, 1994, issued by Combined Intermediaries of America, Inc. to
           Transco Syndicate, Inc. and Alpine Insurance Company.
  ++10.72  Upper Layer Employers Excess Indemnity Cover Note No. 94-201 effective
           August 1, 1994, issued by Combined Intermediaries of America, Inc. to
           Transco Syndicate, Inc. and Alpine Insurance Company.

 EXHIBIT
 NUMBER
-----------


  ++10.73  Primary Employers Indemnity Cover Note No. 94-202 effective August 1,
           1994, issued by Combined Intermediaries of America, Inc. to Transco
           Syndicate, Inc. and Alpine Insurance Company.
  ++10.74  Reinsurance Confirmation of Casualty Excess of Loss Reinsurance Agreement
           effective May 1, 1995 between Alpine Insurance Company, TCO Insurance
           Services, Inc. and Trinity MGA Insurance Services, Inc.
  ++10.75  Reinsurance Cover Note No. 95/0640/IL effective January 1, 1995 issued by
           Carvill America to Alpine Insurance Company.
  ++10.76  Commutation Agreement and Release between Transco Syndicate #1, Ltd.,
           Alpine Insurance Company and ReCapital Reinsurance Corporation effective
           April 15, 1995.
  ++10.77  Secured Promissory Note dated December 31, 1995 by JBW & Co., Inc.,
           Concord General Corporation and Jeffery Beresford-Wood.
  ++10.78  Pledge Agreement dated December 31, 1995 by and between Transco Syndicate
           #1 Ltd. and JBW & Co., Inc., Concord General Corporation and Jeffery W.
           Beresford-Wood.
  ++10.79  First Excess of Loss Cover Note No. SF961000 effective January 1, 1996 issued by Intere Intermediaries to Alpine Insurance Company and Transco
           Syndicate #1.
  ++10.80  Second Casualty Excess of Loss Cover Note No. SF961001 effective January
           1, 1996 issued by Intere Intermediaries to Alpine Insurance Company,
           Transco Syndicate #1.
  ++10.81  Endorsement No. 1 to Marine Account Excess of Loss Reinsurance Cover Note
           (Treaty No. MA960269) issued by Minet Re North America to Transco
           Syndicate No. 1 and/or Alpine Insurance Co. effective March 1, 1996.
  ++10.82  Endorsement No. 1 to Marine Account Excess of Loss Reinsurance Cover Note
           (Treaty No. MA960270) issued by Minet Re North America to Transco
           Syndicate No. 1 and/or Alpine Insurance Co. effective March 1, 1996.
  ++10.83  Endorsement No. 1 to Marine Account Excess of Loss Reinsurance Cover Note
           (Treaty No. MA960406) issued by Minet Re North America to Transco
           Syndicate No. 1 and/or Alpine Insurance Co. effective March 1, 1996.
  ++10.84  Endorsement No. 1 to Marine Account Excess of Loss Reinsurance Cover Note
           (Treaty No. MA960475) issued by Minet Re North America to Transco
           Syndicate No. 1 and/or Alpine Insurance Co. effective March 1, 1996.
  ++10.85  Endorsement No. 2 to Marine Excess of Loss Reinsurance Cover Note (Treaty
           No. MA962045) issued by Minet Re North America, Inc. to Transco Syndicate
           No. 1 and/or Alpine Insurance Co. effective March 1, 1996.
  ++10.86  Marine Excess of Loss Reinsurance Cover Note No. MA962045 issued by Minet
           Re North America, Inc. to Transco Syndicate #1 Ltd. and/or Alpine
           Insurance Company effective March 1, 1996.
  ++10.87  Marine Excess of Loss Reinsurance Cover Note No. MA960475 issued by Minet
           Re North America, Inc. to Transco Syndicate #1 Ltd. and/or Alpine
           Insurance Company effective March 1, 1996.
  ++10.88  Marine Excess of Loss Reinsurance Cover Note No. MA960406 issued by Minet
           Re North America, Inc. to Transco Syndicate #1 Ltd. and/or Alpine
           Insurance Company effective March 1, 1996.
  ++10.89  Marine Excess of Loss Reinsurance Cover Note No. MA960269 issued by Minet
           Re


 EXHIBIT
 NUMBER
-----------
           North America, Inc. to Transco Syndicate #1 Ltd. and/or Alpine
           Insurance Company effective March 1, 1996.
  ++10.90  Marine Excess of Loss Reinsurance Cover Note No. MA960270 issued by Minet
           Re North America, Inc. to Transco Syndicate #1 Ltd. and/or Alpine
           Insurance Company effective March 1, 1996.
  ++10.91  Casualty Quota Share Cover Note No. CH 0333-95 issued by Alexander
           Reinsurance Intermediaries, Inc. to Transco Syndicate #1, Ltd., Alpine
           Insurance Company effective April 1, 1995.
  ++10.92  Investment Advisory Agreement dated May 21, 1996 by and between Asset
           Allocation & Management Company, L.L.C. and Alpine Insurance Company.
  ++10.93  Claim Service Agreement dated June 15, 1996 by and between Claims Control
           Corporation and United Capitol Insurance Company.
  ++10.94  Termination Endorsement effective July 1, 1996 to Management and
           Servicing Agreement, as amended and with an original effective date of
           December 31, 1993 between Alpine Insurance Company and TCO Insurance
           Services, Inc.
  ++10.95  Termination Endorsement effective December 31, 1996 to Management and
           Servicing Agreement, as amended and with an original effective date of
           July 1, 1993 between Transco Syndicate #1, Ltd. and TCO Insurance
           Services, Inc.
  ++10.96  Lease dated September 18, 1996 by and between Transco Syndicate #1 Ltd.
           and Channel Islands YMCA.
  ++10.97  Limited Agency Agreement by and between Olympic Underwriting Managers,
           Inc., Transre Insurance Services and Exstar E&S Insurance Services
           effective June 24, 1996.
  ++10.98  Consulting Agreement between Alpine Insurance Company and Craig Rice dated October 10, 1996.
  ++10.99  Withdrawal Agreement effective December 31, 1996 between Illinois
           Insurance Exchange, Illinois Insurance Exchange Immediate Access Security
           Association, Illinois Insurance Exchange Guaranty Fund, Inc., Transco
           Syndicate #1 Ltd. and Alpine Insurance Company.
 ++10.100  Commutation Agreement and Release between Alpine Insurance Company and
           Transco Syndicate #1 Ltd. effective December 31, 1996.
 ++10.101  Assignment and Assumption Agreement between Alpine Insurance Company and
           Transco Syndicate #1 Ltd. dated December 31, 1996.
 ++10.102  Trust Agreement dated January 9, 1997 between Alpine Insurance Company and LaSalle National Bank.
 ++10.103  Casualty Quota Share Slip between United Capitol Insurance Company and
           Alpine Insurance Company dated March 27, 1997.
+++10.104  Board of Directors Resolution Dated June 30, 1997.
+++10.105  Commutation and Release Agreement between Alpine Insurance
           Company/Transco Syndicate #1 Ltd. And Underwriters Reinsurance Company
           effective as of April 1, 1997.
+++10.106  Cover Note Number 964788 Addendum dated March 7, 1997, to Transco
           Syndicate No. 1 &/Or Alpine Insurance Company Marine Account Excess of
           Loss Reinsurance



 EXHIBIT
 NUMBER
-----------
+++10.107  Cover Note Number 964789 Addendum dated March 7, 1997, to Transco
           Syndicate No. 1 &/Or Alpine Insurance Company Marine Account Excess
           of Loss Reinsurance
+++10.108  Assignment of Receivable dated March 31, 1997, between TCO Insurance
           Services, Inc. and Exstar Financial Corporation.
+++10.109  Assignment of Receivable dated March 31, 1997, between TCO Insurance
           Services, Inc. and Alpine Insurance Company.
  &10.110  Claim Service Agreement dated as of July 1, 1997 between Claims Control
           Corporation and Frontier Pacific Insurance Company.
  &10.111  Limited Agency Agreement dated as of June 23, 1996 between Frontier
           Pacific Insurance Company and Transre Insurance Services and Exstar E&S
           Insurance Services.
  &10.112  Consulting Agreement dated August 6, 1997 between TCO Insurance Services and Steven C. Shinn.
  &10.113  Amendment No. 1 to Settlement Agreement dated June 2, 1997, between
           Central National Insurance Company and Transre Insurance Services and TCO
           Holdings, Inc.
  &10.114  JBW Restructuring Agreement dated as of June 30, 1997, between Concord
           General Corporation, JBW & Co., Inc., Classic Fire and Marine Insurance
           Company and Alpine Insurance Company and TCO Holdings, Inc.
  &10.115  Amendment to Note Secured by Deed of Trust dated as of December 5, 1996, by Par Mee Development, Inc., and Concord General Corporation.
  &10.116  Note Secured by Deed of Trust in the amount of $3,500,000 dated October
           19, 1994 by Par Mee Development, Inc.
  &10.117  Assignment of Deed of Trust dated October 27, 1994 by American Canyon
           Partners.
  &10.118  Escrow Agreement by and among Concord General Corporation, JBW & Co.,
           Inc., Classic Fire & Marine Insurance Company, Alpine Insurance Company,
           TCO Holdings, Inc., and Katten Muchin & Zavis.
  &10.119  Restructuring Agreement dated as of June 30, 1997, between Mark Boozell,
           Director of Insurance of the State of Illinois, as liquidator of Geneva
           Assurance Syndicate, Inc. and TCO Holdings, Inc.
  &10.120  Form of Promissory Note in the amount of $2,500,000 dated June 30, 1997 by TCO Holdings, Inc. to Geneva Assurance Syndicate, Inc.
  &10.121  Form of Assignment and Payment Direction dated June 30, 1997 by TCO
           Holdings, Inc. to Geneva Assurance Syndicate, Inc., and Alpine Insurance
           Company.
  &10.122  Service Agreement between TCO Holdings, Inc. and Alpine Insurance Company.
  &10.123  Agreement dated as of October 1, 1997 between Exstar Financial
           Corporation and Frontier Insurance Group, Inc.
  &10.124  Warrant of Exstar Financial Corporation to Frontier Insurance Group, Inc.
   10.125  Lease dated as of April 3, 1998, by and between Alpine Insurance Company and Rob Rosenberry.





 EXHIBIT
 NUMBER
-----------
    +16.1  Letter re Change in Certifying Accountant, dated September 22, 1994, of
           Coopers & Lybrand L.L.P., filed with the Securities and Exchange
           Commission as an exhibit to the Company's Form 8-K, dated September 27,
           1994.
       27  Financial Data Schedule

____________________
* Previously filed with the SEC as an Exhibit to the Company's Registration Statement on Form S-1, as amended, File No. 33-54320 and incorporated herein by reference.
**   Previously filed with the SEC as an Exhibit to the Company's Annual
     Report on Form 10-K, for the fiscal year ended December 31, 1992.
*** Previously filed with the SEC as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1993.
# Previously filed with the SEC as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
## Previously filed with the SEC as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994.
### Previously filed with the SEC as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1994.
$ Previously filed with the SEC as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
$$ Previously filed with the SEC as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995.
$$$ Previously filed with the SEC as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.
+ Previously filed with the SEC as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.
++ Previously filed with the SEC as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996
+++ Previously filed with the SEC as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.
& Previously filed with the SEC as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.


(b)  Reports filed on Form 8-K:

     No reports on Form 8-K were filed with the SEC during 1995, 1996 or 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 1998.


                                     EXSTAR FINANCIAL CORPORATION


                                     By:  /s/ Steven C. Shinn
                                          ------------------------
                                          Steven C. Shinn
                                          President and a Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of April, 1998.


SIGNATURE                   TITLE                     DATE
---------                   -----                     ----
                            Chief Executive Officer,
                            Chairman of the Board,
                            and a Director
/s/ Peter J. O'Shaughnessy  (Principal Executive      April 14, 1998
--------------------------  Officer)
Peter J. O'Shaughnessy


/s/ Steven C. Shinn                                   April 14, 1998
-------------------         President and a Director
Steven C. Shinn

                            Principal Financial
/s/ Mark Rosenberg          Officer and Principal     April 14, 1998
------------------          Accounting Officer
Mark Rosenberg

/s/ David W. Fleming                                  April 14, 1998
--------------------        Director
David W. Fleming

/s/ Frank A. Johnson                                  April 14, 1998
--------------------        Director
Frank A. Johnson


                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS




                                                                                          PAGE
Independent Auditors' Report                                                               F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996                               F-3

Consolidated Statements of Operations
        for the years ended December 31, 1997, 1996 and 1995                               F-5

Consolidated Statements of Changes in Stockholders' Equity
        for the years ended December 31, 1997, 1996 and 1995                               F-6

Consolidated Statements of Cash Flows for the years ended
        December 31, 1997, 1996 and 1995                                                   F-7

Notes to Consolidated Financial Statements                                                 F-9


Financial Statement Schedules

Schedule II - Condensed Financial Information of Registrant (Parent Only)                  S-1

Schedule IV - Reinsurance                                                                  S-5

Schedule VI - Supplemental Information Concerning Property--Casualty Insurance Operations  S-6

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

As more fully described in notes 1 and 16, virtually all of the Company's transactions, organizational relationships and business methods are subject to close scrutiny by, and prior approval of, the State of Illinois Department of Insurance (Illinois DOI) pursuant to an order issued by the Illinois DOI in response to its concern regarding the financial condition of Alpine Insurance Company, the Company's principal operating subsidiary.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exstar Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                        (signed) KPMG PEAT MARWICK LLP


Los Angeles, California
April 3, 1998, except as to Note 16 which is as of April 14, 1998

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                    DECEMBER 31,
                                                                 1997         1996
                                                               (DOLLARS IN THOUSANDS)
Investments (including restricted investments - see Note 4):
Fixed maturities available for sale:
Bonds, at market
(amortized cost--1997, $13,125; 1996, $39,080)..............      $13,126      $38,547
Redeemable preferred stocks, at market
(amortized cost--1997, $250; 1996, $250)....................          249          253
Equity securities available for sale:
Preferred stocks, at market
(cost--1997, $1,000; 1996, $1,000)..........................          984        1,156
Common stocks, at market
(cost--1997, $250; 1996, $250)..............................          557          375
Mortgage loans--unaffiliated................................        3,057        4,225
Mortgage loans--affiliated..................................          896          908
Real estate held for investment.............................        4,555        4,728
Real estate held for sale...................................        5,241        6,391
Real estate acquired through foreclosure....................          239          493
Short-term investments......................................        4,384        4,944
Total investments...........................................       33,288       62,020
Cash and cash equivalents--restricted.......................        4,925        1,129
Cash and cash equivalents--unrestricted.....................        3,488        1,390
Accounts receivable.........................................        4,415        2,443
Funds held by reinsured companies...........................        7,438            0
Reinsurance recoverable:
Paid loss and loss adjustment expenses......................        2,382        1,576
Unpaid loss and loss adjustment expenses....................       13,363       33,921
Prepaid reinsurance premiums................................            0          386
Accrued investment income...................................          527          822
Deferred acquisition costs..................................        1,657          307
Property and equipment, net.................................          400          324
Deferred income taxes.......................................            0        1,700
Other assets................................................        4,911        2,136
Total assets................................................      $76,794     $108,154

     The accompanying notes are an integral part of the consolidated financial statements.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES



                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                           DECEMBER 31,
                                                                            1997        1996
                                                                      (DOLLARS IN
                                                                      THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
Policy liabilities and accruals:
Unpaid losses and loss adjustment expenses..........................     $43,413     $86,927
Unearned premiums...................................................       5,396       1,365
Reinsurance balances payable........................................       1,256       1,106
Total policy liabilities and accruals...............................      50,065      89,398
Premiums payable....................................................       5,620           0
Notes payable.......................................................       1,130       1,588
Current income taxes................................................          66         375
Accumulated equity in losses of affiliates..........................       2,926       3,020
Other liabilities...................................................       3,472       1,247
Total liabilities...................................................      63,279      95,628
Stockholders' equity:
Common stock, $.01 par value, 30,000,000 shares authorized;
5,497,500 shares issued; 5,497,500 shares outstanding in 1997 and
1996................................................................          55          55
Paid in capital.....................................................      16,812      26,865
Net unrealized investment gains (losses)............................         291        (68)
Collateral loan--contra equity......................................           0    (12,314)
Retained deficit....................................................     (3,638)     (2,012)
Treasury shares at cost (536,000 shares in 1997; 0 in 1996).........         (5)           0
Net stockholders' equity............................................      13,515      12,526
Total liabilities and stockholders' equity..........................     $76,794    $108,154

     The accompanying notes are an integral part of the consolidated financial statements.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                               1997             1996             1995
                                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
Premiums earned.........................................................           $8,894          $40,292          $65,115
Premiums ceded..........................................................          (2,178)         (19,282)         (25,966)
Net premiums earned.....................................................            6,716           21,010           39,149
Net commission income--unaffiliated.....................................              272                0                0
Net investment income--unaffiliated.....................................            2,424            3,722            4,313
Net investment income--affiliated.......................................               64              293              584
Net realized investment (losses) gains..................................            (248)            (377)              389
Other income............................................................            3,479              142              385
Total revenue...........................................................           12,707           24,790           44,820
Losses and expenses:
Loss and loss adjustment expenses.......................................          (7,863)           24,258           32,423
Reinsurance ceded.......................................................           15,586         (11,569)         (16,752)
Net loss and loss adjustment expenses...................................            7,723           12,689           15,671
Policy acquisition costs amortized......................................            (117)            5,119           11,655
Profit sharing--affiliated..............................................                0            1,286            5,242
Interest expense........................................................              197              220              212
Other expenses..........................................................            6,036            7,252            6,239
Total expenses..........................................................           13,839           26,566           39,019
(Loss) income before Federal income taxes, minority interest and
equity in income of affiliates..........................................          (1,132)          (1,776)            5,801
Federal income taxes:
Current.................................................................          (1,010)            (275)          (1,211)
Deferred................................................................            1,520          (1,440)            6,268
Net Federal income tax expense (benefit)................................              510          (1,715)            5,057
Minority interest.......................................................                0                0              157
Equity in income of affiliates..........................................               16            1,561            3,829
Net (loss) income.......................................................         $(1,626)           $1,500           $4,730
Net (loss) income per share--basic and diluted..........................          $(0.32)            $0.27            $0.86
Shares used in computation of net (loss) income per share (in thousands)            5,096            5,498            5,498

     The accompanying notes are an integral part of the consolidated financial statements.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY






                               COMMON  PAID IN      NET      COLLATERAL  PREFERRED STOCK       RETAINED   TREASURY         NET
                               STOCK   CAPITAL   UNREALIZED    LOAN-     INVESTMENT CONTRA     (DEFICIT)  SHARES AT   STOCK-HOLDERS'
                                                 INVESTMENT    CONTRA    EQUITY                EARNINGS   COST             EQUITY
                                                   GAINS       EQUITY
                                                  (LOSSES)
                                                                              (DOLLARS IN THOUSANDS)
Balance at December 31, 1994.     $55   $26,865    $(2,426)          $0     $(11,000)             $(8,242)       $0        $5,252
Conversion of preferred stock
plus cumulative dividends to
collateral loan..............                                  (12,314)        11,000                                     (1,314)
Change in net unrealized
investment gains (losses):...
Fixed maturities.............                         3,207                                                                 3,207
Equity securities............                           411                                                                   411
Deferred tax expense.........                       (1,091)                                                               (1,091)
Net income...................                                                                        4,730                  4,730
Balance at December 31, 1995.      55    26,865         101    (12,314)             0              (3,512)        0        11,195
Change in net unrealized
investment gains (losses):
Fixed maturities.............                         (764)                                                                 (764)
Equity securities............                           335                                                                   335
Deferred tax benefit.........                           260                                                                   260
Net income...................                                                                        1,500                  1,500
Balance at December 31, 1996.      55    26,865        (68)    (12,314)             0              (2,012)        0        12,526
Settlement of collateral loan          (10,053)                  12,314                                                     2,261
Change in net unrealized
investment gains (losses):
Fixed maturities.............                           529                                                                   529
Equity securities............                            10                                                                    10
Deferred tax expense.........                         (180)                                                                 (180)
Purchase of 536,000 shares
of common stock..............                                                                                   (5)           (5)
Net loss.....................                                                                      (1,626)                (1,626)
Balance at December 31, 1997.     $55   $16,812        $291          $0            $0             $(3,638)     $(5)       $13,512

     The accompanying notes are an integral part of the consolidated financial statements.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES



                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                       1997          1996               1995
                                                                                 (DOLLARS IN THOUSANDS)
Increase (decrease) in unrestricted cash and cash equivalents:
Cash flows applied to operating activities:
Premiums received..................................................    $7,549             $8,378            $28,778
Investment income received--unaffiliated...........................     2,985              4,320              4,339
Investment income received--affiliated.............................       176                449                713
Commission income received--unaffiliated...........................       985                  0                  0
Losses and loss adjustment expenses paid...........................  (30,679)           (28,502)           (28,049)
Interest paid......................................................     (197)              (220)              (134)
Policy acquisition and other expenses paid--unaffiliated...........   (6,818)            (6,392)            (2,715)
Policy acquisition and other expenses paid--affiliated.............         0            (2,199)           (16,531)
Taxes recovered (paid)--unaffiliated...............................       701                500              (766)
Other..............................................................     2,673              (520)                111
Net cash applied to operating activities...........................  (22,625)           (24,186)           (14,254)
Cash flows provided by (applied to) investing activities:..........
Purchase of fixed maturities.......................................         0           (12,789)           (63,199)
Purchase of property, equipment and real estate....................     (343)               (29)            (4,440)
Sale of fixed maturities...........................................    21,966             21,081             53,497
Maturity and calls of fixed maturities.............................     3,628              2,379              8,762
Sale of equity securities..........................................         0                255                 10
Short-term investments, net........................................       560              7,707            (7,103)
Sale of property, equipment and real estate........................     1,372              2,255              4,936
Mortgage loans funded--unaffiliated................................     (208)              (524)              (100)
Repayments of mortgage loans--unaffiliated.........................     3,590                691              1,042
Repayments of mortgage loans--affiliated...........................        11                  9                368
Net cash provided by (applied to) investing activities.............    30,576             21,035            (6,227)
Cash flows (applied to) provided by financing activities:
Issuance of notes payable..........................................       412                  0              2,593
Repayment of notes payable.........................................     (870)              (758)              (411)
Transfers (to) from affiliates.....................................      (83)              1,866              3,550
Other..............................................................   (1,516)              (494)                696
Transfers (to) from restricted cash and cash equivalents...........   (3,796)              (101)                933
Net cash (applied to) provided by financing activities.............   (5,853)                513              7,361
Net increase (decrease) in unrestricted cash and cash equivalents..     2,098            (2,638)           (13,120)
Unrestricted cash and cash equivalents at beginning of period......     1,390              4,028             17,148
Unrestricted cash and cash equivalents at end of period............    $3,488             $1,390             $4,028

The accompanying notes are an integral part of the consolidated financial statements.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES


                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              1997       1996                 1995
                                                                     (DOLLARS IN THOUSANDS)
Reconciliation of net (loss) income to net cash applied to
operating activities:
Cash flows applied to operating activities:
Net (loss) income.........................................   $(1,626)     $1,500             $4,730
Net realized investment losses (gains)....................        248        377              (389)
Non-cash charges (credits) included in net income:
Amortization and depreciation.............................        748        690                737
Deferred federal income taxes.............................      1,520    (1,440)              6,268
Equity in income of affiliates............................       (16)    (1,561)            (3,829)
Change in:
Deferred acquisition costs................................    (1,350)      4,206              2,818
Funds held by reinsured companies.........................    (7,438)          0                  0
Accounts receivable.......................................    (2,778)      3,779              1,375
Accrued investment income.................................        295        377              (189)
Prepaid expenses..........................................      (167)        260               (80)
Unpaid loss and loss adjustment expenses..................   (22,956)   (15,814)           (12,377)
Reinsurance balances, net.................................        592      8,848           (10,546)
Premiums payable..........................................      5,620          0                  0
Accrued expenses..........................................        248        286                189
Unearned premium..........................................      4,031   (25,919)              (828)
Federal income taxes payable..............................      (309)        225            (1,977)
Deferred commission income................................        713          0                  0
Minority interest.........................................          0          0              (156)
Net cash applied to operating activities..................  $(22,625)  $(24,186)          $(14,254)

     The accompanying notes are an integral part of the consolidated financial statements.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1 -- BUSINESS AND ORGANIZATION

     Exstar Financial Corporation ("Exstar" if referring to the parent company, or the "Company" if referring to Exstar and its direct and indirect subsidiaries) is a holding company which owns Alpine Insurance Company, an Illinois property and casualty insurance company ("Alpine"), WESTCAP Insurance Services, Inc., a California corporation which produces and underwrites property and casualty insurance business ("WESTCAP"), and Claims Control Corporation, an Illinois corporation which manages insurance claims ("CCC.") Prior to August 1996, the Company was engaged principally in the issuance of specialty lines insurance policies on a surplus lines basis directly to insureds.

     The Company historically conducted its insurance business through its two insurance company subsidiaries--Alpine and Transco Syndicate #1 Ltd. ("Syndicate"), a former member of the Illinois Insurance Exchange, now renamed INEX Insurance Exchange ("IIE"), and the direct parent company of Alpine. Effective December 31, 1996, the assets (other than the stock of Alpine) and liabilities of the Syndicate were transferred to Alpine. The Syndicate then withdrew as a syndicate member of the IIE and changed its name to Alpine Holdings, Inc.

     As a result of events occurring since the end of 1995, including A.M. Best Company ("Best") ratings downgrades and regulatory restrictions relating to Exstar's subsidiaries, the Company ceased issuing direct insurance in August 1996. Effective March 1, 1998, Alpine voluntarily withdrew as an authorized surplus lines insurer in every jurisdiction in which it was then authorized. The Company's current business activities consist of acting as a reinsurer with respect to insurance policies placed by WESTCAP with subsidiaries of Frontier Insurance Group, Inc. ("Frontier"), an unaffiliated group of insurance companies; handling claims under policies and reinsurance contracts previously issued by the Company as well as providing such services to Frontier through CCC; and related management, investment, reporting and accounting functions.

     WESTCAP became a subsidiary of Exstar effective October 1, 1997. It was acquired on that date from the Company's majority stockholder for nominal consideration. CCC also became a subsidiary of Exstar effective October 1, 1997. It was acquired on that date from a company controlled by the Company's majority stockholder for nominal consideration. The Company's financial statements include the results of operations of these subsidiaries since their dates of acquisition.

     TCO Holdings, Inc. ("TCO Holdings"), a Delaware corporation, and its current and former subsidiaries (collectively referred to as "TCO") are owned by Exstar's majority stockholder. TCO Holdings' significant wholly owned subsidiaries include: (i) TCO Insurance Services, Inc. ("TCO-IL"), an Illinois corporation that historically performed certain marketing, underwriting, claims, management, investment and general administrative functions for the Company pursuant to management agreements with the Syndicate and Alpine and a master agreement with the Company; (ii) TCO Insurance Services ("TCO-CA"), a California corporation which historically performed certain administrative services for TCO-IL pursuant to a servicing agreement; (iii) Transre Insurance Services ("Transre"), a licensed California surplus lines broker, and, (iv) CCC, until September 30, 1997.

     Since July 1996, virtually all of the Company's transactions, organizational relationships and business methods (and the changes in such relationships and methods) have been subject to the close scrutiny by, and prior approval of, the State of Illinois Department of Insurance ("Illinois DOI"), the principal regulator of Alpine, pursuant to an order issued by the Illinois DOI ("Illinois Order"). The Illinois Order directs: (i) that Alpine, including the owners, officers, directors, and employees of Alpine, shall make no disbursements of any kind, except for properly authorized insurance claim payments, whether by direct cash transaction, loan offset, forgiveness of debts, purchase, payment of compensation, dividends of any kind, or by transfer of securities or assets of any kind, unless prior to such disbursement Alpine has obtained the written approval of the Illinois DOI; (ii) that Alpine shall not enter into or agree to enter into any agreement which commits Alpine to any type of

                EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


disbursement subject to the foregoing clause (i) without the prior written approval of the Illinois DOI; (iii) that Alpine is prohibited from entering into any transactions with any affiliate as defined under the Illinois Insurance Code without the prior written approval of the Illinois DOI; and (iv) that Alpine shall demand immediate payment to Alpine of all Alpine premiums held by any affiliate. The Illinois Order subjects Alpine and its officers, directors and affiliates to a higher level of regulatory scrutiny than that to which it has previously been subject and to which most other insurers are subject. No understanding has been reached with the Illinois DOI as to if, when or under what circumstances and to what extent the current level of oversight may be modified. For further discussion regarding the Company's current operating activities and financial condition, see Note 16.

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

     Investments: The Company's fixed maturity and equity securities are classified as available for sale. Accordingly, such securities are carried at market value, with unrealized gains and losses, net of applicable income taxes, reported as a separate component of stockholders' equity..

     The Company's carrying values for investments in the available-for-sale category are reduced to the estimated realizable value if declines in market value are deemed other than temporary. Such reductions in carrying value are recognized as realized losses and charged to income. Premiums and discounts on fixed maturity securities are amortized over the lives of the securities as adjustments to yield using the effective interest method.

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

     Realized investment gains and losses are included in income based upon specific identification of the investments sold. Investment income is recorded when earned.

     Reserves for impaired investments, including mortgage loans and real estate, are charged to earnings as realized losses when the declines in value of the investments below carrying values or declines in value of the underlying collateral are considered to be other than temporary.

     Fair Value of Financial Instruments: The fair values of financial instruments presented in the applicable notes to the financial statements are estimates of the fair values at the specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective and involve significant

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




judgment in the interpretation of current market information. Therefore, the fair value estimates are not necessarily indicative of the amount the Company might receive in actual market transactions.

     Premium Revenue Recognition: Premiums written and assumed, net of reinsurance premiums ceded, are recognized as income over the policy periods on a pro-rata basis as the coverages are provided. Accordingly, the unearned premium reserve represents the portion of premiums written and assumed that is applicable to the unexpired terms of policies in force.

     Commission Revenue Recognition: Commission income generated on insurance policies placed by the Company is recognized over the underlying policy periods on a pro-rata basis as the coverages are provided.

     Reinsurance Ceded: Reinsurance recoverable represents the estimated portion of unpaid losses and loss adjustment expenses that will be recovered from reinsurers. Prepaid reinsurance represents the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts. Any change in the estimated recoverable is charged to income in the period of the change.

     Deferred Acquisition Costs: Acquisition costs, consisting principally of commission expense net of commission income earned from ceding reinsurance, are deferred and amortized over the period in which the related premiums are earned. Commission expense, until December 31, 1996, was to the benefit of TCO, an affiliate. Commission income earned from ceding business to other insurance carriers generally is not specified in treaties with the reinsurers but is assumed based on the Company's policy issuance costs. Deferred acquisition costs are reviewed for recoverability from future income, including investment income, and those costs which are deemed not recoverable are expensed in the year in which the determination is made. No such costs have been deemed unrecoverable during the years ended December 31, 1997, 1996 and 1995.

     Unpaid Losses and Loss Adjustment Expenses: The liability for unpaid losses and loss adjustment expenses represents case basis estimates of reported losses and loss adjustment expenses and estimates based on past experience of unreported losses and loss adjustment expenses. Management believes that the reserves for unpaid losses and loss adjustment expenses at December 31, 1997 are adequate to cover the net cost of losses and loss adjustment expenses incurred to date; however, the liability is by necessity based on estimates, and accordingly, there can be no assurance that the ultimate liability will not differ from such estimates.

     Depreciation and Amortization: Depreciation of property and equipment and real estate held for investment is computed primarily on the straight-line method over the estimated useful lives of the assets, as follows:


                         Estimated useful
                           life (years)
Buildings..............         30
Equipment..............       5 to 8
Furniture and fixtures.       5 to 8
Leasehold improvements.      3 to 10
Computer software costs         5


     Expenditures for improvements are capitalized. Upon sale or retirement, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in income. Expenditures for maintenance and repairs are charged to expense as incurred.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Intangible Assets: Acquisition costs in excess of the fair value of the net assets acquired are amortized on a straight-line basis over 10 years. Other intangible assets, including covenant not to compete agreements, are amortized on a straight-line basis over the terms of the agreements.

     Equity in Gains or Losses of Affiliates: Although TCO is not a direct or indirect subsidiary of Exstar, its income or loss is included in the Company's consolidated GAAP financial statements in accordance with a form of equity accounting adopted in 1995 (applied retroactively). See Note 11.

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

     Stock Options: Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting periods, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     Net (Loss) Income per Share: Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SPAS No. 128 requires dual presentation of basic and diluted net income per share on the face of the income statement for all entities with complex capital structures. Basic net (loss) income per share is determined by dividing net (loss) income by the weighted-average number of common shares outstanding, while diluted net (loss) income per share is determined by dividing the weighted-average of common shares outstanding adjusted for the dilutive effect of common stock equivalents. Total options and warrants were 952,632, 0, and 0 shares in 1997, 1996 and 1995, respectively. The Company's common stock equivalents are stock options and warrants which had no dilutive effect on net (loss) income per share. The weighted average shares used to calculate basic net (loss) income per share were 5,096,000, 5,498,000 and 5,498,000 for the years ended December 31, 1997, 1996 and 1995 respectively. The change in the number of outstanding shares in 1997 was the result of the transfer to the Company, on April 1, 1997, of 536,000 shares of the Company's common stock.

     Recently Issued Accounting Standards: Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997 and are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, which includes net income and changes in equity except those resulting from investments by, or distributions to stockholders. SFAS No. 131 establishes standards for disclosures related to business operating segments. The Company is currently evaluating the impact that these statements will have on the consolidated financial statements.

     Use of Estimates: Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. As further discussed in the notes, significant estimates and assumptions affect unpaid losses and loss adjustment expenses and the related reinsurance recoverables, allowances for real estate and mortgage loans, other-than-temporary declines in values

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



for fixed maturities, the valuation allowance for deferred income taxes and the calculation of fair value disclosures for certain financial instruments.

     Reclassifications: Certain reclassifications have been made to the 1996 and 1995 balances, without affecting net income, to conform them to the 1997 classifications.

3 -- STATUTORY INFORMATION

     Statutory Accounting Practices: Alpine is required to file statutory financial statements with state insurance regulatory authorities. Accounting practices used to prepare these statutory financial statements differ from GAAP. The principal differences between statutory and GAAP accounting practices are: (i) acquisition costs, such as commissions, reinsurance commissions, premium taxes and other items, are charged or credited to current operations as incurred, whereas related premium income is taken into earnings on a pro-rata basis over the period covered by the policies; (ii) certain assets, designated as "non-admitted assets" (principally premiums and other receivables 90 days past due) are charged off against statutory policyholders' surplus; (iii) certain reinsurance balances are netted for statutory accounting practices while they are shown separately for GAAP reporting; (iv) Federal income taxes are only provided on taxable income for which income taxes are currently payable, while under GAAP deferred income taxes are provided with respect to temporary differences; (v) a provision for statutory liabilities with respect to unearned premiums and losses reinsured with unauthorized reinsurers, to the extent funds are not held, is charged directly against policyholders' surplus; and (vi) statutorily required loss reserves, in excess of amounts considered adequate by the Company, are provided and are charged directly to policyholders' surplus. Statutory accounting practices are "prescribed" or "permitted" by the Illinois DOI. "Prescribed" statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners as well as state laws, regulations and general administrative rules. "Permitted" statutory accounting practices encompass all statutory accounting practices not so prescribed; such practices differ from state to state, may differ from company to company within a state and may change in the future. The NAIC has completed a project to codify statutory accounting practices that is expected to change the definition of what comprises prescribed statutory accounting practices and that is expected to change the accounting policies that insurance enterprises use to prepare their financial statements. Alpine has not yet determined the impact, if any, on its statutory financial statements from application of the newly codified accounting practices.

     The surplus as regards policyholders of Alpine determined in accordance with statutory accounting practices as of December 31, 1997 and 1996 was $5,276,000 and $12,596,000, respectively. Alpine's statutory annual statement for 1997 required to be filed with insurance regulatory authorities currently reflects surplus as regards policyholders of $$6,822,000 at December 31, 1997. The $5,276,000 represents Alpine's surplus as regards policyholders after elimination of certain subrogation recoverables which Alpine currently expects will not be included in Alpine's audited surplus as regards policyholders at December 31, 1997. The net (loss) income of Alpine determined in accordance with statutory accounting practices for the years ended December 31, 1997, 1996, and 1995 was $(14,622,000), $4,899,000 and $3,666,000, respectively. In
1997 Alpine settled a collateral loan which had been carried as a nonadmitted asset of $12,314,000 for cash in the amount of $2,261,000. In accordance with statutory accounting practices, Alpine reported the settlement as a realized investment loss of $10,053,000 in its Statement of Income and an increase to statutory policyholders' surplus of $12,314,000 in it capital and surplus account. The realized investment loss was a principal cause of Alpine's statutory net loss for the year ended December 31, 1997. See Note 12 for discussion of the impact on the Company's GAAP financial statements.

     Effective December 31, 1996, the assets and liabilities of the Syndicate were transferred to Alpine. The surplus as regards policyholders of the Syndicate immediately prior to the transfer (including the stock of Alpine) would have been $4,698,000, had the Syndicate's investments not been subject to certain concentration limits under

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the IIE regulations. The net income of the Syndicate determined in accordance with statutory accounting practices for the year ended December 31, 1996 and 1995 was $34,000 and $5,552,000, respectively.

     The NAIC has adopted a risk-based capital formula for property and casualty insurance companies. This formula calculates a minimum level of capital and surplus which should be maintained by each insurer, based on underwriting, credit, investment and other business risks inherent in an individual company's operations. Various states, including Illinois, have adopted the NAIC's risk-based capital model act applicable to property/casualty insurers. The model act authorizes certain regulatory actions based on the ratio of a company's "adjusted capital" (generally the insurer's actual policyholders' surplus) to its "authorized control level" risk-based capital.

     The following table sets forth the different levels of risk-based capital that may trigger regulatory involvement and the corresponding actions that may result.


         LEVEL                  TRIGGER          CORRECTIVE  ACTION
Company Action Level      Adjusted capital      Submit
                          less than 200% of     comprehensive plan
                          authorized control    to insurance
                          level                 commissioner
Regulatory Action Level   Adjusted capital      In addition to
                          less than 150% of     above, insurer is
                          authorized control    subject to
                          level                 examination,
                                                analysis and
                                                specific corrective
                                                action
Authorized Control Level  Adjusted capital      In addition to both
                          less than 100% of     of above, insurance
                          authorized control    commissioner may
                          level                 place insurer under
                                                regulatory control
Mandatory Control Level   Adjusted capital      Insurer must be
                          less than 70% of      placed under
                          authorized control    regulatory control
                          level

     The "comprehensive plan" required at the company action level and certain other levels must: (i) identify the conditions in the insurer that contribute to the failure to meet the capital requirements; (ii) contain proposed corrective actions that the insurer intends to make and that would be expected to result in compliance with capital requirements; (iii) provide certain projections of the insurer's financial results for the current year and at least the four succeeding years; (iv) identify key assumptions impacting the insurer's projections and the sensitivity of the projections to the assumptions; and (v) identify the quality of, and problems associated with, the insurer's business, including but not limited to its assets, anticipated business growth and associated surplus strain, extraordinary exposure to risk, mix of business, and use of reinsurance in each case.

     At December 31, 1997, compared to actual adjusted capital of $5,276,000:
(i) Alpine would have needed adjusted capital of $9,114,000 to exceed the company action level of risk-based capital applicable to it; (ii) Alpine would have needed adjusted capital of $6,835,000 to exceed the regulatory action level of risk-based capital applicable to it; (iii) Alpine needed adjusted capital of $4,557,000 to exceed the authorized control level of risk-based capital applicable to it; and (iv) Alpine needed adjusted capital of $3,190,000 to exceed the mandatory control level of risk-based capital applicable to it.

     Alpine's adjusted capital amounts at December 31, 1997 and 1996 were approximately 117% and 173%, respectively, of its authorized control level risk-based capital amounts. Because Alpine's December 31, 1996 adjusted capital was less than 200% of its authorized control level risk-based capital, Alpine submitted a comprehensive plan to the Illinois DOI. The plan was filed with and not objected to by the Illinois DOI. As Alpine was below the regulatory action level at December 31, 1997, a similar comprehensive plan will be required to be submitted to the Illinois DOI in April 1998 with respect to Alpine's risk-based capital results at December 31, 1997. Management expects such plan to identify the $6,554,000 Schedule P penalty incurred by Alpine in 1997 as

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


one of the principal causes for Alpine's failure to meet or exceed the company action level of risk-based capital. Additionally, Alpine's surplus as regards policyholders was reduced by an underwriting loss of $6,655,000 in 1997 as a result of a relatively small volume of net premiums earned and $4,424,000 of loss and loss adjustment expense reserve strengthening during the year. The plan is expected to propose, as principal corrective actions to increase Alpine's risk-based capital above the company action level, the continuation of Alpine's operations in 1998, during which Alpine (i) expects to experience an overall reduction in net reserves for losses and loss adjustment expense outstanding relative to its policyholders' surplus, (ii) expects to eliminate approximately $2,532,000 of the Schedule P penalty as the 1995 accident year becomes excluded from Alpine's Schedule P calculation, and (iii) expects to receive additional assets contributed by Exstar consisting principally of some or all of up to approximately $1,731,000 of real estate investments owned directly by Exstar, if necessary. Consummation of the proposed sale of Alpine to Frontier also is expected to eliminate or reduce Alpine's risk-based capital obligations and concerns.

     Minimum Surplus as Regards Policyholders: Illinois law requires that an Illinois insurer may not assume the types of insurance currently assumed by Alpine under the Quota Share Arrangement if the assuming Illinois insurer's policyholders' surplus is less than $5,000,000. Alpine's statutory policyholders surplus of $5,276,000 as of December 31, 1997, was only $276,000 above the required minimum. (Alpine's statutory annual statement for 1997 required to be filed with insurance regulatory authorities currently reflects statutory policyholders' surplus of $6,822,000 at December 31, 1997. The $5,276,000 represents Alpine's statutory policyholders' surplus after elimination of certain subrogation recoverables which Alpine currently expects will not be included in Alpine's audited statutory policyholders' surplus at December 31, 1997.) The Company expects Alpine's surplus to increase during 1998 as a consequence of profitable or at least break even operations and elimination of the $2,532,000 portion of the Schedule P penalty relating to accident year 1995; and if necessary, the Company expects it could contribute assets, including principally real estate investments owned by Exstar with statutory net asset values of up to approximately $1,731,000 at December 31, 1997, to Alpine. If Alpine experiences losses which offset the sum of (i) the reduction in the Schedule P penalty, (ii) the contribution of assets by Exstar and (iii) profits from operations, if any, Alpine's ability to continue to operate as a reinsurer could be terminated. In such case, the Company could experience significant losses.

     To maintain its license as an Illinois domestic property and casualty insurer, Alpine must maintain statutory policyholders' surplus of at least $1.5 million. In recent years, many jurisdictions, including those in which Alpine has conducted most of its insurance business, have increased the minimum financial standards for surplus lines eligibility including adoption of the NAIC's model surplus lines act which, among other things, establishes a minimum statutory policyholders' surplus requirement of $15.0 million. This minimum requirement would preclude Alpine from acting as a surplus lines insurer in these jurisdictions but not preclude it from acting as a reinsurer.

     Reserve Requirement: During 1997, Illinois enacted a statute governing investments, in general, and requiring, beginning with Alpine's statutory financial statements to be filed with respect to the quarter ending March 31, 1998, that Alpine maintain (i) the sum of cash and other specified assets in excess of (ii) the sum of Alpine's discounted loss and loss adjustment expense reserves and reserves for unearned premiums ("reserve requirement"). The Illinois DOI has not yet adopted regulations or other official guidelines interpreting the reserve requirement. Alpine may have difficulty meeting the reserve requirement in 1998, depending on how the new statutory provision ultimately is interpreted, but believes, based on discussions with the Illinois DOI, that it may be able to comply sufficiently with the requirement to avoid any increase in the Illinois DOI's current level of oversight. Should Alpine fail to satisfy the reserve requirement under such an interpretation, the Illinois DOI could require action by Alpine to rectify the failure, and if Alpine ultimately fails to comply, could seek to cause Alpine to cease operations.

     Dividend Restrictions: Alpine is limited in its ability to pay dividends to its shareholder. Alpine is subject to an overall limitation that dividends and other distributions can be declared and paid only to the extent of earned, as opposed to contributed, policyholders' surplus as determined under statutory accounting practices. In addition,

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Alpine is subject to the provisions of the Illinois Insurance Holding Company Systems Act, which requires prior notice for the payment of all dividends or other distributions, and special approval for those which, during any consecutive 12-month period, exceed the greater of (i) 10% of Alpine's policyholders' surplus as determined under statutory accounting practices as of the immediately preceding year-end or (ii) its statutory net income as determined under statutory accounting practices for the immediately preceding year. Alpine is unable to pay a dividend in 1998 without the prior approval of the Illinois DOI, as Alpine has no earned surplus and is prohibited from declaring dividends by the Illinois DOI without prior approval, pursuant to the Illinois Order. See Note 1.

4 -- RESTRICTED ASSETS

     The Company has cash and investments on deposit with the various states in which it does business, pledged as collateral for letters of credit related to reinsurance and claim defense, on deposit in the IIE Guaranty Fund, held in trust for the benefit of the Syndicate's policyholders and held in trust on business placed by WESTCAP for unaffiliated insurance companies. At December 31, 1997, the restricted assets comprised:

                                                       COLLATERAL FOR  HELD IN TRUST  ON DEPOSIT IN
                                 PREMIUMS HELD IN        LETTERS OF    FOR SYNDICATE    GUARANTY     ON DEPOSIT
                                 TRUST                     CREDIT      POLICYHOLDERS      FUND       WITH STATES   TOTAL
                                                               (DOLLARS IN THOUSANDS)
Fixed maturities.........                          $0          $4,922             $0         $1,076       $4,958  $10,956
Equity securities........                           0               0            984              0            0      984
Mortgage loans...........                           0               0          2,036              0            0    2,036
Real estate..............                           0               0          3,600              0            0    3,600
Cash and cash equivalents                       1,962               0          2,876             47           40    4,925
Short-term investments...                           0             772            742              0            0    1,514
TOTAL....................                      $1,962          $5,694        $10,238         $1,123       $4,998  $24,015

     Effective December 31, 1996, in connection with the Syndicate's withdrawal from the IIE, and the transfer of all of the Syndicate's assets (other than the stock of Alpine) and liabilities to Alpine, and pursuant to an agreement with the IIE, certain of the Syndicate's assets transferred to Alpine were placed in trust as security for the payment of claims of policyholders and other obligations of the Syndicate. In accordance with the withdrawal agreement with the IIE, Alpine is obligated to maintain a certain amount of its assets in the IIE Guaranty Fund, Inc. for the protection of IIE insureds. The funding requirement of the IIE Guaranty Fund, Inc. is $1,000,000. At December 31, 1997, Alpine maintained a conforming balance of $1,123,000.

     Because substantial portions of Alpine's assets are restricted for specific purposes, they may not be available to satisfy other obligations of Alpine. This greatly reduces Alpine's liquidity, and in the event cash is required to meet current liabilities beyond those currently projected by management (e.g., as a consequence of increased or more rapid payouts of losses or expenses), could lead to significant losses.

     The Company is attempting to obtain release of funds on deposit with states, since it ceased issuing direct insurance in August, 1996, and has recovered $400,000 in 1998.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5 -- INVESTMENTS

     Investments as of December 31, 1997 and 1996, are summarized in the following table. Certain of the Company's investments are restricted -- See
Note 4.:



                                                                          GROSS
                                                  GROSS UNREALIZED      UNREALIZED    FAIR     CARRYING
                                        COST (1)  GAINS                   LOSSES    VALUE (2)   VALUE
                                                            (DOLLARS IN THOUSANDS)
1997:
Fixed maturities:
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies.............    $7,593                    $7         $16     $7,584    $7,584
Obligations of states, municipalities
and political subdivisions............     3,297                    26          11      3,312     3,312
Other bonds...........................       124                     1           0        125       125
Loan-backed securities................     2,111                     3           9      2,105     2,105
Redeemable preferred stock............       250                     0           1        249       249
Total fixed maturities................    13,375                    37          37     13,375    13,375
Equity securities:
Industrial, miscellaneous and all
other.................................       250                   307           0        557       557
Non-redeemable preferred stock........     1,000                     0          16        984       984
Total equity securities...............     1,250                  $307         $16      1,541     1,541
Mortgage loans on real estate:
Unaffiliated..........................     3,057                                        3,122     3,057
Affiliated............................       896                                          913       896
Total mortgage loans on real
estate................................     3,953                                        4,035     3,953
Real estate:
Held for investment...................     4,555                                        6,073     4,555
Held for sale (3).....................     5,241                                        5,516     5,241
Acquired through foreclosure..........       239                                          250       239
Total real estate.....................    10,035                                       11,839    10,035
Short-term investments................     4,384                                        4,384     4,384
Total investments.....................   $32,997                                      $35,174   $33,288

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          GROSS
                                                  GROSS UNREALIZED      UNREALIZED    FAIR     CARRYING
                                        COST (1)  GAINS                   LOSSES    VALUE (2)   VALUE
                                                            (DOLLARS IN THOUSANDS)
1996:
Fixed maturities:
U.S. Treasury securities and
obligations of U.S. Government
corporations and agencies.............   $17,902                    $6        $153    $17,755   $17,755
Obligations of states, municipalities
and political subdivisions............     7,015                    12         146      6,881     6,881
Other bonds...........................       124                     0           1        123       123
Loan-backed securities................    14,039                    22         273     13,788    13,788
Redeemable preferred stock............       250                     3           0        253       253
Total fixed maturities................    39,330                    43         573     38,800    38,800
Equity securities:
Common stocks.........................
Industrial, miscellaneous and all
other.................................       250                   125           0        375       375
Non-redeemable preferred stock........     1,000                   156           0      1,156     1,156
Total equity securities...............     1,250                  $281          $0      1,531     1,531
Mortgage loans on real estate:
Unaffiliated..........................     4,225                                        4,214     4,225
Affiliated............................       908                                          890       908
Total mortgage loans on real
estate................................     5,133                                        5,104     5,133
Real estate:
Held for investment...................     4,728                                        6,165     4,728
Held for sale (3).....................     6,391                                        6,829     6,391
Acquired through foreclosure..........       493                                          500       493
Total real estate.....................    11,612                                       13,494    11,612
Short-term investments................     4,944                                        4,944     4,944
Total investments.....................   $62,269                                      $63,873   $62,020

___________________
(1) Original cost of equity securities; original cost of fixed maturities reduced for repayments and adjusted for amortization of premiums and accrual of discounts; cost adjusted for amortization and accretion of loan-backed securities adjusted for principal paydowns and changes in expected maturities; principal balance outstanding reduced for valuation allowances for mortgage loans on real estate; original cost reduced for depreciation for real estate held for investment; lower of original cost or fair value for real estate held for sale; and fair value at date of foreclosure adjusted for any subsequent decline in value, if any, for real estate acquired through foreclosure.

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

     THE SCHEDULE OF MATURITIES AT DECEMBER 31, 1997, IS AS FOLLOWS:

                                        AMORTIZED   COST  ESTIMATED FAIR VALUE
                                                (DOLLARS IN THOUSANDS)
Due in one year or less...............              $350                  $349
Due after one year through five years.             7,592                 7,584
Due after five years through ten years               545                   549
Due after ten years...................             2,777                 2,788
Loan-backed securities................             2,111                 2,105
Total.................................           $13,375               $13,375


     MORTGAGE LOANS ON REAL ESTATE-UNAFFILIATED COMPRISED:

                                   1997         1996
                                 (DOLLARS IN THOUSANDS)
Residential...................         $842       $1,234
Commercial....................        2,205        3,024
Construction..................           40            0
                                      3,087        4,258
Deferred loan origination fees         (30)         (33)
                                     $3,057       $4,225


     At December 31, 1997 and 1996, commitments to fund mortgage loans totaled $6,000 and $69,000, respectively.

     The rate of interest charged on mortgage loans ranged from 7.25% to 9.75% during 1997 and 1996 and the loans had original terms from 1 to 30 years.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     MORTGAGE LOANS ON REAL ESTATE--AFFILIATED COMPRISED:

                              1997         1996
                            (DOLLARS IN THOUSANDS)
Commercial...............       $1,084       $1,096
Allowance for loan losses        (188)        (188)
                                  $896         $908

     REAL ESTATE HELD FOR INVESTMENT COMPRISED:



                             1997         1996
                           (DOLLARS IN THOUSANDS)
Commercial real estate..       $6,336       $6,336
Residential real estate.          457          457
Accumulated depreciation      (2,238)      (2,065)
                               $4,555       $4,728


     REAL ESTATE HELD FOR SALE COMPRISED:


                                        1997         1996
                                      (DOLLARS IN THOUSANDS)
Commercial real estate.............         $649         $927
Residential real estate............        3,899        3,899
Residential real estate development        1,926        3,414
                                           6,474        8,240
Accumulated depreciation...........         (10)            0
Real estate valuation allowance....      (1,223)      (1,849)
                                          $5,241       $6,391

     REAL ESTATE ACQUIRED THROUGH FORECLOSURE COMPRISED:

                                        1997         1996
                                      (DOLLARS IN THOUSANDS)
Residential real estate development         $355         $665
Real estate valuation allowance....        (116)        (172)
                                            $239         $493


     Real estate held for sale and real estate acquired through foreclosure amounting to $3,692,000 was non-income producing at December 31, 1997. An eight acre improved residential property held for sale at December 31, 1997 was purchased from Exstar's majority stockholder. See Note 15.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     INVESTMENTS OTHER THAN U.S. GOVERNMENT SECURITIES HAVING A CARRYING VALUE IN EXCESS OF 10% OF STOCKHOLDERS' EQUITY AT DECEMBER 31, 1997, COMPRISED:


                                                      CARRYING VALUE
                                                  (DOLLARS IN THOUSANDS)
Fixed maturities available for sale - bonds
Gardena, CA -- Financing Agency Revenue.........                   1,450
Real estate--held for investment
Office building--Solvang, California............                   2,689
Office building--Solvang, California............                   1,410
Real estate--held for sale
Single family residence--Santa Ynez, California.                   2,125
Single family residence--Santa Ynez, California.                   1,370
Short term investments
LaSalle National Corporation commercial paper...          2,876


NET INVESTMENT INCOME--UNAFFILIATED COMPRISED:

                               FOR THE YEARS ENDED DECEMBER 31,
                             1997                  1996            1995
                                    (DOLLARS IN THOUSANDS)
Fixed maturities:...................
Bonds...............................  $1,499          $2,639          $2,686
Redeemable preferred stocks.........      14              53             267
Mortgage loans......................     324             382             361
Real estate held for investment.....      54               9              69
Real estate held for sale...........      54              55              37
Cash and short-term investments.....     708             817           1,325
                                       2,653           3,955           4,745
Investment expense..................   (229)           (233)           (432)
Net investment income-unaffiliated..  $2,424          $3,722          $4,313

     NET INVESTMENT INCOME--AFFILIATED COMPRISED:

                                     FOR THE YEARS ENDED DECEMBER 31,
                                      1997         1996         1995
                                          (DOLLARS IN THOUSANDS)
Mortgage loans...................          $89          $69         $114
Real estate held for investment..           59          323          584
Real estate held for sale........           28           61           42
                                           176          453          740
Investment expense...............        (112)        (160)        (156)
Net investment income--affiliated          $64         $293         $584

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     NET REALIZED INVESTMENT GAINS (LOSSES) COMPRISED:


                                          FOR THE YEARS ENDED DECEMBER 31,
                                          1997                        1996      1995
                               GROSS     GROSS      NET               NET       NET
                              REALIZED  REALIZED  REALIZED          REALIZED  REALIZED
                               GAINS     LOSSES    GAINS             GAINS     GAINS
                                                  (LOSSES)          (LOSSES)  (LOSSES)
                                               (DOLLARS IN THOUSANDS)
Fixed maturities:
Bonds.......................       $33    $(196)    $(163)           $91      $764
Redeemable preferred stock..         0         0         0            15      (22)
                                    33     (196)     (163)           106       742
Equity securities:
Preferred stock.............         0         0         0             0         0
Common stock................         0         0         0         (166)     (212)
                                     0         0         0         (166)     (212)
Mortgage loans:.............         0      (63)      (63)          (64)       105
Real estate:
Held for investment.........         0         0         0          (16)       292
Held for sale...............        75      (71)         4         (229)     (506)
Acquired through foreclosure         0      (26)      (26)           (8)      (32)
                                    75      (97)      (22)         (253)     (246)
Total.......................      $108    $(356)    $(248)        $(377)      $389

     Gross realized gains on sale of fixed maturities were $33,000, $126,000 and $968,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Gross realized losses on sale of fixed maturities were $196,000, $35,000 and $226,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Gross realized gains on sale of equity securities were $0 for the years ended December 31, 1997, 1996 and 1995, respectively. Gross realized losses on sale of equity securities were $0, $166,000, and $212,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     SUMMARY OF VALUATION ACCOUNT ACTIVITY:

                                                     REAL ESTATE      REAL ESTATE        MORTGAGE
                                                      HELD FOR    ACQUIRED THROUGH       LOANS ON
                                                        SALE      FORECLOSURE           REAL ESTATE
                                                                 (DOLLARS IN THOUSANDS)
Balance at December 31, 1995.......................       $1,875                  $140         $119
Increases in reserves charged to costs and expenses          330                    32           69
Disposal of properties.............................        (356)                     0            0
Balance at December 31, 1996.......................        1,849                   172          188
Disposal of properties.............................        (626)                  (56)            0
Balance at December 31, 1997.......................       $1,223                  $116         $188

6 -- INVESTMENT IN JOINT VENTURES AND MINORITY INTEREST

     Exstar has invested in residential real estate under development through various partnerships. The partnerships are included in the consolidated financial statements, which results in a minority interest for the unaffiliated partners' interests. The partnerships were liquidated in 1996. The amounts included in net realized investment losses from the joint ventures comprise:

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                      1997         1996         1995
                                                          (DOLLARS IN THOUSANDS)
Proceeds from sales..............................           $0           $0       $2,139
Cost of sales and other costs....................            0            0        2,186
Net realized investment losses from joint venture           $0           $0        $(47)

7 -- SIGNIFICANT GROUP CONCENTRATIONS  OF RISK

     Mortgage Loans. The Company has mortgage loans on property located principally in central California. Residential and commercial loans constituted $4,131,000 and $5,354,000 of the portfolio at December 31, 1997 and 1996, respectively. Construction loans constituted $40,000 and $0 of the portfolio at December 31, 1997 and 1996, respectively. While it is Exstar's policy to limit loans to 80% of appraised value at origination, and management believes that except for geographic concentration there is no concentration of borrowers in a single economic sector, realization of the full loan value in the event of default by the borrower is substantially contingent on the real estate market.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     Real Estate Investments. The Company had investments in real estate totaling $10,035,000 and $11,612,000 as of December 31, 1997 and 1996,
respectively. The real estate is located principally in Central California. Realization of the carrying value is dependent on the real estate market.

     Premiums and Commissions. As of December 31, 1997, the Company's sole source of premium and commission income is Frontier.

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

     Estimates for ultimate loss reserves are inherently difficult to determine, because they are attempts to quantify future results based on current trends. The effort to predict the Company's ultimate losses and loss adjustment expense has been made more difficult because the Company's recent business includes a substantial amount of insurance written for subcontractors and general contractors, most of which are located in California. California law relating to contractors has changed significantly over the last several years as a consequence of California legal decisions and newly enacted legislation. The Company, additionally, significantly modified its policy forms and underwriting standards relating to its contractor business in each of 1996 and 1995. Because of the foregoing, the assumptions made and the trends used by the Company in estimating its reserves for losses and loss adjustment expenses have been relatively untested by time and actual development of reserves.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     Activity in the liability for unpaid losses and loss adjustment expenses comprised:



                                1997      1996      1995
                                 (DOLLARS IN THOUSANDS)
Balance at January 1........   $86,927   $91,984   $88,276
Less reinsurance recoverable    33,921    23,164     7,079
Net balance at January 1....    53,006    68,820    81,197
Incurred related to:
Current year................     3,299    12,971    23,545
Prior years.................     4,424     (282)   (8,253)
Provision for commutations..         0         0       379
Total incurred..............     7,723    12,689    15,671
Paid related to:
Current year................       217     1,842     2,496
Prior years.................    30,462    26,661    25,552
Total paid..................    30,679    28,503    28,048
Net balance at December 31..    30,050    53,006    68,820
Plus reinsurance recoverable    13,363    33,921    23,164
Balance at December 31......   $43,413   $86,927   $91,984

     The favorable development on prior years in 1995 relates to the Company's determination that its case loss reserves were substantially overstated, stemming principally from three reserving practices: (i) claims examiners' establishing initial case reserves at levels higher than justified by the information received by the Company with respect to claims, (ii) claims examiners' establishing case reserves without taking into account deductibles (e.g., a claim may have a likely ultimate loss amount of $15,000, but the claim may relate to a policy with a $5,000 deductible payable by the insured, in which case the appropriate reserve, generally, would be $10,000, assuming the deductible is collectible) and (iii) claims examiners' not timely reducing case reserves following receipt of favorable information with respect to claims.

     The adverse development of $4,424,000 on prior years in 1997 is a consequence of actual losses incurred and paid during 1997 for such years trending slightly higher than previously estimated.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9 -- NOTES PAYABLE



                                                                                 1997         1996
                                                                               (DOLLARS IN THOUSANDS)
Notes collateralized by real property:
Note payable due October 1, 2017, with principal and interest due monthly at
(six month secondary market CD plus 2.75%)  8.5% at December 31, 1997, collateralized by real property with a fair value of $2,500,000 as of
December 31, 1997(1)........................................................       $1,079       $1,098
Note payable with interest due monthly at (prime rate plus 2.75%) 11.0% at
December 31, 1996, principal due in monthly installments of $3,333, a principal installment of $100,000 due March 31, 1997, and the balance due
September 30, 1997 (1)......................................................            0          490
Installment note due 10-31-98 for acquisition of computer software..........           51            0
Total.......................................................................       $1,130       $1,588


(1) These notes were assumed in connection with transactions with Exstar's majority stockholder. See Note 15.

     The carrying values of the notes payable approximate their fair values at December 31, 1997 and 1996.

     These notes payable mature as follows:

             FOR THE YEAR ENDING
                 DECEMBER 31,
            (DOLLARS IN THOUSANDS)
1998......                     $73
1999......                      24
2000......                      26
2001......                      28
2002......                      30
Thereafter                     949
Total.....                  $1,130

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10 -- FEDERAL INCOME TAXES


     The Company's effective tax rate differs from the statutory federal income tax rate for the following reasons:

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                  1997         1996         1995
                                                                      (DOLLARS IN THOUSANDS)
Book (loss) income before federal income tax, minority
interest and equity in losses of affiliates..................     $(1,132)     $(1,776)       $5,801
Tax at statutory federal income tax rate.....................        (385)        (604)        1,972
Increase (decrease) resulting from:
Dividends received deduction and tax exempt interest.........          (4)         (16)        (303)
Amortization of cost in excess of net assets acquired........           38           38           38
Reclassifications reflected in equity in losses of affiliates            0          172          708
Prior year provision to return difference....................            0            0      (1,361)
Accounts receivable write-off................................            0            0      (2,898)
Other........................................................         (54)         (50)          296
Increase (decrease)  in valuation allowance..................          915      (1,255)        6,605
Total federal income tax expense (benefit)...................         $510     $(1,715)       $5,057

     The deferred federal income tax asset (net of a valuation allowance) and liability have been netted to reflect the tax impact of temporary differences. The components of the net deferred federal income tax asset are as follows:


                                                                               1997         1996
                                                                             (DOLLARS IN THOUSANDS)
ASSETS:
Capital loss carryforward.................................................       $3,127           $0
Differences between financial and tax basis of assets.....................          475          748
Discounting of unpaid losses and loss adjustment expenses for tax purposes        2,093        4,142
Nondeductible portion of unearned premium.................................          367           67
Unrealized investment losses-fixed maturities.............................            0          180
Alternative minimum tax credit carryforward...............................          391          259
Net operating loss carryforward...........................................        4,125        2,231
Income reported in different periods for financial reporting purposes and
tax purposes, net.........................................................           10           16
Gross deferred tax asset before valuation allowance.......................       10,588        7,643
Valuation allowance.......................................................      (9,973)      (5,619)
Total deferred federal income tax asset...................................          615        2,024
LIABILITIES:
Deferred acquisition costs................................................          563          104
Income reported in different periods for financial reporting purposes and
tax purposes..............................................................           52          220
Total deferred federal income tax liabilities.............................          615          324
Net deferred federal income tax asset.....................................           $0       $1,700

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company is required to establish a valuation allowance for any portion of the deferred tax asset thatmanagement believes will not be realized. Consideration must be given to those items of taxable income available to offset the future deductible amounts represented in the deferred asset. The sources of taxable income available include amounts from the reversal of temporary differences, and the balance through future taxable income. At December 31, 1997, it is the opinion of management that it is more likely than not that the Company will not generate sufficient ordinary taxable income to offset the future ordinary deductibles and, therefore, a valuation reserve is required for the ordinary income portion of the asset. It is also the opinion of management that it is more likely than not that the Company will not generate sufficient capital gain income to offset future capital loss deductibles associated with equity securities and, therefore, a valuation allowance has been established for the capital gain asset.

     In view of the unfavorable events which had occurred (including Best rating downgrades and regulatory uncertainties), management believed that the future revenues of the Company were sufficiently uncertain as to require an increase in the valuation allowance against its deferred federal income tax asset for the year ended December 31, 1995. Accordingly, the valuation allowance was increased by $6.6 million for the year ended December 31, 1995. Based on events occurring in 1996, including the reorganization of the Company's operations and the relationship with UCIC (including the reinsurance arrangement), management reassessed the future revenues of the Company, and decreased the valuation allowance by $1.3 million at December 31, 1996.

     In evaluating its deferred tax asset at December 31, 1997, management considered market conditions in the industry segments in which it competes and certain other transactions contemplated by the Company. The competition in the excess and surplus lines markets continued to increase in 1997 with many companies writing lines of business similar to those of the Company. Accordingly, while having the full capacity to produce business through its relationship with Frontier, written premiums have been less than projected at December 31, 1996. Additionally the Company is contemplating a transaction that will likely change the ownership of Alpine. This transaction, if completed, would negate the Company's ability to directly control Alpine's operating results going forward. Accordingly, at December 31, 1997, management again believed that the future revenues of the Company were sufficiently uncertain as to require an increase in the valuation allowance in the amount of $4.4 million. Of the increase in the valuation allowance, $915,000 was applicable to current operations and $3.4 million was applicable to the settlement of the JBW & Co. loan and was offset against paid in capital.


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

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

historical and anticipated continuing need for financial support from the Company.

     In particular, under this accounting treatment, the Company's net income in any period generally is reduced by (i) if cumulative decreases in TCO's stockholder's equity since July 1, 1992, are greater than cumulative amounts due from TCO to the Company since July 1, 1992, any decrease in TCO's stockholder's equity in the period (other than decreases in equity resulting from depreciation on assets that will not be replaced by TCO), adjusted as described above, or (ii) if cumulative amounts due from TCO to the Company since July 1, 1992 are greater than cumulative decreases in TCO's stockholder's equity since July 1, 1992, any increase in amounts due from TCO to the Company during the period (including increases in amounts due under the Loan Agreement and other amounts due to the Company from TCO). Conversely, in the event that TCO's revenues exceed its costs in any such period, the Company's net income in that period generally is increased by the amount of TCO's profits in such period (excluding any gains from the sale by TCO of assets that will not be replaced by TCO), provided that the aggregate increase in the Company's net income as a result of profits of TCO may not exceed the aggregate amount of losses previously recognized by the Company as a result of TCO's operations. To the extent the Company receives cash from TCO-IL in the form of interest and/or principal payments on TCO's indebtedness to the Company, the Company's cash flow will be benefited, but such payments will affect the Company's net income only to the extent they represent TCO's profits in the period such payments are received.

     The following sets forth the financial position and results of operations of TCO Holdings, Inc. and its subsidiaries:

                                                                                    DECEMBER 31
                                                                                 1997         1996
                                                                               (DOLLARS IN THOUSANDS)
ASSETS:
Cash and investments........................................................         $465       $4,489
Accounts receivable.........................................................          264        4,915
Property and equipment......................................................            0          119
Other assets................................................................          770          914
Total assets................................................................        1,499       10,437
LIABILITIES:
Premiums payable............................................................       11,318       19,304
Notes payable - affiliated..................................................        2,404        4,581
Notes payable - unaffiliated................................................        2,518            0
Due to affiliates...........................................................        1,020          718
Net unearned commission income..............................................            0          659
Other liabilities...........................................................        2,029        3,328
Total liabilities...........................................................       19,289       28,590
PREFERRED STOCK:
Series A 11.3% cumulative redeemable, nonvoting, stated value $10,000 per share, 3,500 shares authorized; Issued and outstanding - 0 in 1997;
1,075 in 1996...............................................................            0       12,035
STOCKHOLDER'S EQUITY:
Stockholder's accumulated deficiency........................................     (17,790)     (30,188)
Total liabilities, preferred stock, and stockholder's accumulated deficiency       $1,499      $10,437

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                        1997         1996         1995
                                                            (DOLLARS IN THOUSANDS)
REVENUES:
Net commissions earned - affiliated................         $874       $6,647      $14,473
Other revenues.....................................          983        1,166        2,106
Total revenues.....................................        1,857        7,813       16,579
EXPENSES:
Personnel costs....................................          128        2,751        8,105
Office and selling expenses........................         (19)        1,116        3,007
Depreciation.......................................           77           84          929
Interest...........................................          298          647        1,246
Other expenses.....................................          607        1,498        1,031
Total expenses.....................................        1,091        6,096       14,318
Income  before Federal income taxes, minority
interest, and equity in income of affiliates.......          766        1,717        2,261
Net affiliated gains...............................        1,361            0            0
Federal income tax expense.........................            0           25           26
Minority interest..................................         (21)            0         (39)
Equity in income of affiliates.....................            0           85            0
Net income.........................................        2,106        1,777        2,196
Beginning stockholder's accumulated deficiency.....       30,188       30,900       32,011
Cancellation of preferred stock -- see Note 12.....      (9,535)            0            0
Net income.........................................      (2,106)      (1,777)      (2,196)
Net affiliated gains...............................      (1,324)          342            0
Dividends paid.....................................            0            0        1,215
Increase (decrease) in subscription note receivable          567          723        (130)
Net change.........................................     (12,398)        (712)      (1,111)
Ending stockholder's accumulated deficiency........      $17,790      $30,188      $30,900


     Commission income, net of related commissions paid to brokers, was earned ratably over the periods of the underlying policies. Loans to TCO Holdings' stockholder in the amounts $5,998,000, $5,432,000 and $4,708,000 as of December 31, 1997, 1996 and 1995, respectively, have been added to the stockholder's accumulated deficiency similar to the treatment of an unpaid capital subscription note receivable. All other accounting policies are consistent with those of the Company.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following sets forth the computation of the equity in income of affiliates included in the Statement of Operations:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                               1997         1996         1995
                                                   (DOLLARS IN THOUSANDS)
Increase in net equity of TCO Holdings and
subsidiaries..............................    $(12,398)       $(712)     $(1,111)
Asset adjustments:
Cancellation of preferred stock...........        9,535            0            0
Net affiliated gains (losses).............        2,685        (342)            0
Depreciation..............................            0            0        (637)
                                                  (178)      (1,054)      (1,748)
Reclassifications:
Interest on advances......................        (179)        (507)        (838)
Reinsurance commissions--affiliated.......          425            0            0
Extraordinary items--affiliated...........         (84)            0            0
Dividend on preferred stock--contra equity            0            0      (1,243)
Equity in income of affiliates............        $(16)     $(1,561)     $(3,829)



     Accumulated equity in losses of affiliates comprises:

                                                                     DECEMBER 31,
                                                                  1997         1996
                                                                (DOLLARS IN THOUSANDS)
Cumulative adjusted losses...................................      $18,185      $18,363
Amounts advanced by and other amounts due to the Company from
TCO Holdings, Inc. and its subsidiaries......................       15,259       15,343
Accumulated equity in losses of affiliates...................       $2,926       $3,020

12 -- COLLATERAL LOAN - CONTRA EQUITY


     In December 1989 and February 1990, the Syndicate made separate investments totaling $15 million in the preferred stock of Concord General Corporation ("Concord"), a privately held insurance holding company located in Concord, California. Simultaneously with the issuance of the Concord preferred stock, a subsidiary of Concord made a similar investment of $15 million in the preferred stock of a predecessor of Exstar which then owned the Syndicate ("Old Exstar"). The Concord preferred stock and the Old Exstar preferred stock had similar rights, preferences and dividend rates. In 1991, $4 million of the Concord preferred stock held by the Syndicate was redeemed, and $4.25 million of the Old Exstar preferred stock held by the Concord affiliate was redeemed.

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

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




right to convert the JBW & Co. preferred stock into secured debt.

     During 1994, the Company determined that, due to the economic interdependence of the Company and Concord attributable to the outstanding preferred stock held by each organization, Old Exstar's use of the proceeds of the preferred stock and the ongoing relationships among Exstar, TCO, Concord and JBW & Co., the preferred stock transactions were more in the nature of capital transactions than investment transactions. Therefore, the Company determined that it should change the accounting treatment for the JBW & Co. preferred stock. Specifically, the Company established a "contra-equity" account in the amount of the stated value of the JBW & Co. preferred stock, accounting for it in a manner similar to the accounting for an unpaid capital subscription note receivable, thereby reducing the Company's stockholders' equity by the full $11 million stated value of the preferred stock. Although the dividends received on the preferred stock have been reclassified in the income statement to equity in gains and losses of affiliates, the reclassification of the preferred stock has had no effect on net income.

     Effective December 31, 1995, the Company converted the JBW & Co. preferred stock to a promissory note which, however, did not change the investment's contra-equity treatment. As a result, the Company held a collateralized loan receivable in the principal amount of $12.3 million due from JBW & Co. ("JBW & Co. Loan"). The JBW & Co. Loan was collateralized by a pledge by Concord of 81% of the outstanding capital stock of Classic Fire and Marine Insurance Company ("Classic"), an Indiana insurance company affiliated with JBW & Co. and Concord.

     In view of uncertainty surrounding the Company's ability to realize value with respect to the JBW & Co. Loan and the collateral pledged to secure it, the Company consummated a transaction in December 1997 in which the Company accepted approximately $2.3 million in proceeds of a mortgage note in full satisfaction of the JBW & Co. Loan.

     Concurrently with the foregoing transaction, TCO Holdings consummated a transaction in which the TCO Holdings preferred stock was cancelled and, in lieu thereof, the holder of the TCO Holdings preferred stock was given a TCO Holdings promissory note in the principal amount of $2.5 million, with four percent annual interest on the principal balance outstanding, payable solely from commissions received by TCO Holdings in connection with the Quota Share Arrangement. See Note 15.

     In effect, the above transactions eliminated the economic interdependence of Concord and the Company. Therefore, the Company's stockholders' equity was increased in 1997 in the amount of $2.3 million.

13 -- REINSURANCE


     To limit its exposure on large risks and increase capacity, the Company historically entered into certain reinsurance transactions that ceded a portion of risks underwritten to other insurance companies. In the event that any or all of the reinsurers were unable to meet their obligations, the Company would then be liable for such defaulted amounts. All reinsurance payable to the Company is due from Underwriters at Lloyd's, London or companies rated at least A- by Best. At December 31, 1997 and 1996 the largest single amount recoverable for paid and unpaid losses was $10.4 million and $24.4 million, respectively, from Signet Star Reinsurance Company, an insurer with a Best rating of A at December 31, 1997.

     Although the Company does not write material amounts of business in the property insurance lines, which are lines that tend to be most susceptible to catastrophes, the Company does periodically consider the possibility of its

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





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

     Reinsurance for the Company's specialized liability business has been provided by seven treaties. The first provides coverage for 1991 and 1992 by Signet Star Reinsurance Company for losses incurred in excess of $1.0 million per insured, per loss up to a maximum of $2.0 million per insured, per loss, plus pro rata loss adjustment expenses. The second provides coverage for 1993, and the third provides coverage from January through September 1994, for losses incurred in excess of $1.0 million per insured, per loss up to a maximum of $2.0 million per insured, per loss, plus pro rata loss adjustment expenses, by Signet Star Reinsurance Company and Security Reinsurance Company. The fourth provides coverage from October 1, 1994, through December 31, 1995, for losses incurred in excess of $500,000 per insured, per loss up to a maximum of $1.0 million per insured, per loss, plus pro rata loss adjustment expenses, by Signet Star Reinsurance Company and Security Reinsurance Company. The fifth provides coverage from October 1, 1994, through December 31, 1995, for losses incurred in excess of $1.0 million per insured, per loss up to a maximum of $2.0 million per insured, per loss, plus pro rata loss adjustment expenses, by Signet Star Reinsurance Company and Security Reinsurance Company. The sixth cedes 50% of the first $500,000 of losses incurred per insured per loss, plus loss adjustment expenses, for losses occurring under (i) policies issued on or after April 1, 1995 and (ii) policies issued prior to April 1, 1995, for the unexpired portion thereof, by Signet Star Reinsurance Company and Reliance Insurance Company. The seventh provides coverage from January through December 1996 for losses incurred in excess of $1.0 million per insured, per loss up to a maximum of $2.0 million per insured, per loss, plus pro rata loss adjustment expenses, by Underwriters Reinsurance Company. In 1997, the Company commuted the reinsurance treaty with Underwriters Reinsurance Company which previously provided coverage from January through December 1996 for losses incurred in excess of $500,000 per insured, per loss up to a maximum of $1.0 million per insured, per loss, plus pro rata loss adjustment expenses, with no impact on the Company's GAAP net income or stockholders' equity.


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

     The Company's ocean marine business is reinsured through a series of annual treaties principally provided by Underwriters at Lloyd's, London. The current series of treaties expired February 28, 1997, and provided coverage for losses incurred, including loss adjustment expenses, in excess of $250,000 per insured, per loss, generally up to a maximum of $1.0 million per insured, per loss, up to a maximum aggregate limit of liability (excluding reinstatements) of $10.0 million. The expiring treaties were extended to July, 1997 to provide run off coverage up to a maximum of $2.0 million per insured, per loss. Treaties for prior annual periods provide similar coverages, but with reduced maximum aggregate limits of liability.

     Alpine provided letters of credit, which are fully collateralized by cash and cash equivalents, fixed maturities and short-term investments, in connection with assumed reinsurance agreements totaling $4,016,000 and $7,992,000 at December 31, 1997 and 1996, respectively. The amount of the collateral is required by the grantor

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



of the letters of credit to be greater than the amounts of such letters of credit. The following table reflects the effects of reinsurance on the Company's premiums:


                    FOR THE YEARS ENDED DECEMBER 31,
                     1997         1996         1995
                         (DOLLARS IN THOUSANDS)
Earned premium:
Direct..........       $2,775      $40,058      $64,090
Ceded...........      (2,178)     (19,282)     (25,966)
Assumed.........        6,119          234        1,025
Net.............       $6,716      $21,010      $39,149
Written premium:
Direct..........       $1,410      $14,177      $63,281
Ceded...........      (1,791)      (5,563)     (36,102)
Assumed.........       11,515          196        1,006
Net.............      $11,134       $8,810      $28,185

     Included in Statements of Operations as part of policy acquisition costs amortized was ceded commission income of $2,725,000, $6,670,000, and $11,424,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

14 -- COMMON STOCK AND STOCK OPTIONS

     The weighted average number of shares outstanding for net income per share was 5,096,000, 5,498,000 and 5,498,000 for December 31, 1997, 1996 and 1995,
respectively.

     Exstar has adopted a stock incentive plan to enable officers, directors, key employees and independent contractors of Exstar, its subsidiaries and its affiliates to participate in Exstar's future and enable Exstar to attract and retain these persons by offering them a proprietary interest in Exstar. The plan provides for the issuance of up to 400,000 shares pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock, deferred stock, or combinations thereof. No stock appreciation rights, restricted stock or deferred stock were outstanding at December 31, 1997.

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     The following is a summary of the calculation of basic and diluted net
(loss) income per share:



                                    FOR THE YEARS ENDED DECEMBER 31
                                            1997         1996
Net (loss) income                       $(1,626,000)  $1,500,000
Basic net (loss) income per share:
Weighted average shares outstanding        5,096,000   5,498,000
Basic net (loss) income per share            $(0.32)       $0.27
Diluted net (loss) income per share:
Weighted average shares outstanding        5,096,000   5,498,000
Effect of dilutive stock options                   0           0
                                           5,096,000   5,498,000
Diluted net (loss) income per share          $(0.32)       $0.27

     Exstar had granted no options as of December 31, 1996. In conjunction with TCO's transfer to Exstar of 536,000 shares of Exstar common stock in the first quarter of 1997, Exstar issued options for 452,632 shares of Exstar common stock, of which options for 390,784 shares were issued pursuant to the plan, to former TCO employees that had become employees of the Company and CCC and certain other individuals. The exercise price for these options is $1.40 per share and the vesting periods generally run through January 1, 1999. At December 31, 1997, options for 192,109 shares were exercisable but not yet exercised.


     At December 31, 1997, there was outstanding a warrant to purchase 500,000 shares of common stock, 100,000 shares at $3.60 per share and 400,000 shares at an exercise price of $4.64 per share, expiring on December 31, 2003. No portion of the warrant was exercised as of December 31, 1997.


     The per share weighted average fair value of stock options granted during 1997 was $0.81 on the date of grant using an option-pricing model with the following assumptions:


Expected divided yield.     0%
Expected life in years.      7
Risk-free interest rate   5.0%
Volatility.............  63.7%

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






                          FOR THE YEAR ENDED DECEMBER
                          31, 1997
                          (Dollars in thousands, except
                               per share amounts)
Net loss
As reported.............             (1,626)
Pro forma...............             (1,732)
Net loss per share basic
As reported.............             (0.32)
Pro forma...............             (0.34)

15 -- RELATED PARTIES

     The following are in addition to other transactions described elsewhere in the Notes.

     In June 1995, TCO acquired from its sole stockholder a five acre parcel of real estate in satisfaction of amounts advanced to the stockholder during the second quarter of 1995. The purchase price, $285,000, was equal to the seller's basis in the property. The appraised value of the parcel as of the date of transfer was $325,000.

     During July 1995, the Company acquired from its majority stockholder eight parcels ranging in size from 20 to 28 acres for which the off-site improvements had been completed. The property was acquired subject to a first trust deed to an unrelated financial institution in the amount of $595,000. Also during July 1995, the Company acquired from the majority stockholder an eight acre residential property with a house and other improvements. This property was acquired subject to existing indebtedness of $1,126,000 and $644,000 to unrelated financial institutions, secured by first and second trust deeds, respectively. The purchase prices, as approved by the disinterested members of the Company's board of directors, were equal to the stockholder's costs in the properties, which were $1,114,000 in the case of the eight parcels (compared to an appraised value as of the date of transfer of $1,045,000) and $2,125,000 in the case of the residential property (compared to an appraised value as of the date of transfer of $2.8 million). If the properties are sold for less than the Company's costs, the stockholder has agreed to reimburse the Company for the differences. If the properties are sold at amounts less than their appraised values as of the dates they were acquired by the Company but more than their costs, any excess of proceeds (less costs to carry and sell the properties) over their costs will be paid to the stockholder. If the properties are sold for more than their appraised values as of the dates they were acquired by the Company, the excess over appraised values will be shared between the Company and the stockholder. During 1996, the Company sold six of the eight parcels for net proceeds of $623,000. During 1997, the Company sold
the remaining two parcels for net proceeds of $204,000.   As of December 31,
1997, the majority stockholder would have had a liability to the Company of $392,000 (Company's costs of $$1,219,000 less sales proceeds of $827,000) based on the sale of the eight parcels. The Company's costs exceed the fair value of the remaining eight acre residential property by $326,000 as of December 31, 1997. At December 31, 1997 the appraised value of the eight acre residential property was $2.5 million and its fair value was $2.3 million. As of December 31, 1997, the majority stockholder would have had an estimated liability to the Company of approximately $718,000 based on the foregoing arrangements, though his ultimate liability, if any, will not be determined or payable until the eight acre residential property has been sold. The property is included in real estate held for sale. Effective July 1995 the Company leased the eight-acre residential property to the majority stockholder, which lease was terminated effective June 30, 1996. Rental income with respect to the eight-acre residential property from the majority stockholder included in the income statements for the years ended December 31, 1996 and 1995 was $42,000 in each year. The rent for 1996 was settled through accruing an amount due from TCO, and TCO's adding the accrued amount to the majority

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


stockholder's loan. The 1995 rent was treated as income to the majority stockholder with the Company recording compensation expense offset by rental income. Effective July 1996, the Company leased a different residential property included in real estate held for sale to the majority stockholder, which lease was terminated effective September 30, 1997. Rental income from the majority stockholder on this property included in the income statement for the year ended December 31, 1997 and 1996 was approximately $28,000 and $19,000, respectively, which amount was paid in cash by the majority stockholder. Effective October 1, 1997, the Company leased a different residential property included in real estate held for investment to the majority stockholder. No rental income was included in the income statement for the year ended December 31, 1997, as the lease amount (subsequently agreed at $1,500 per month) had not been determined by December 31, 1997.

     During 1997, TCO-CA and TCO-IL made loans to the Company's majority stockholder in the aggregate amounts of $25,000 and $147,325, respectively, none of which was repaid in 1997. In accordance with the Company's current GAAP accounting methods, the Company's stockholders' equity and net income were reduced by the amount of such loans. Including loans made in 1997, the outstanding amount of the Company's majority stockholder indebtedness to TCO at December 31, 1997 was approximately $6.0 million (including approximately $970,000 in accrued interest).

     In April 1997, Exstar acquired certain farm equipment used to maintain real property owned by the Company from the Company's majority stockholder for $29,000. The price of the equipment was determined using fair market values obtained from an independent dealer.

     The Company's majority stockholder directly owns all of the issued and outstanding stock of Exstar E&S Insurance Services, a company affiliated with Exstar through the majority stockholder's common control but which is not a subsidiary of Exstar. From June 1996 through September 1997, E&S received commissions on insurance business placed with Frontier. Approximately a 30% quota share portion of such insurance business was ceded by Frontier to Alpine. The aggregate amount of commissions received by E&S during 1997 on such business (net of commissions paid to subproducers) was $1.2 million. E&S agreed to pay a portion of E&S's net profits earned in connection with this arrangement to the Company, in partial satisfaction of debts owed to the Company by TCO-IL. Because E&S did not have any net profits in 1997, no such profits were paid to the Company in 1997.

     In June 1996, CCC began handling claims on behalf of Frontier with respect to insurance produced through E&S. Until October 1, 1997, when its stock was transferred to Exstar, CCC was wholly owned by TCO-CA (which is indirectly owned by the Company's majority stockholder). CCC is reimbursed by Alpine for the salary and benefit costs related to CCC's employees, as well as CCC's general and administrative costs. Such cost reimbursement for the period from January 1, 1997 through September 30, 1997 was approximately $787,000. In partial satisfaction of TCO-IL's liabilities to the Company, CCC agreed to assign to the Company all revenues received by CCC from Frontier (less any payments made by Frontier with respect to CCC costs not initially borne by Alpine). The amount so assigned by CCC to the Company for the period from January 1, 1997 through September 30, 1997 was approximately $62,000.

     On April 1, 1997, TCO Holdings entered into a Service Agreement with Alpine under which TCO Holdings agreed to assist Alpine in the negotiation and placement of a quota share reinsurance agreement with Frontier. For such services, Alpine agreed to pay TCO Holdings 3.75% of the gross premiums received by Alpine pursuant to the quota share agreement, subject to a maximum aggregate payment to TCO Holdings of $4.5 million.

     On April 1, 1997, TCO-IL, an entity indirectly wholly owned by the Company's majority stockholder, transferred to the Company 536,000 shares of Exstar common stock for consideration of $0.01 per share, or $5,360 in the aggregate. The per share market value of Exstar's common stock on that date was $1.25, and thus, the

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


aggregate market value of the common stock transferred to Exstar was $670,000 on that date.

     During each of 1995 and 1996, in consideration of TCO's meeting certain loan repayment obligations to the Company, Exstar released 170,000 of the shares of Exstar common stock then pledged to secure such obligations. As of December 31, 1996, 160,000 shares of Exstar common stock owned by TCO were still pledged to secure such obligations. Such shares were released in April 1997 upon the transfer by TCO to Exstar of the 536,000 shares of Exstar common stock owned by TCO.

     Pursuant to the respective management agreements between the Syndicate and TCO and Alpine and TCO, commissions and fees, including profit sharing, credited by the Syndicate and Alpine to TCO totaled $5,582,000 and $24,672,000 in 1996 and 1995, respectively. The management agreements were terminated in 1996.

     In connection with terminating the management agreements between Alpine and TCO and the Syndicate and TCO, most of the remaining TCO employees (other than CCC employees) became employees of Alpine. Consequently, the Company became directly responsible for the payment of all salaries and benefits related to such employees. The claims handling staff became employees of CCC effective January 1, 1996. CCC was reimbursed by Alpine for the salary and benefit costs related to such employees. Effective October 1, 1997, CCC was purchased by Exstar for a nominal sum.

     In addition to performing services directly for the Company, during 1996 and part of 1997 the majority of the Company's employees were performing services for Transre and E&S, in connection with a Limited Agency Agreement ("Limited Agency Agreement") with Frontier. In accordance with a plan filed by Alpine with and approved by the Illinois DOI in connection with its review of Alpine, the salaries and benefit costs associated with these employees, as well as general and administrative costs (including rent, utilities, insurance costs and licensing fees), were allocated among Alpine, Transre and E&S. The allocations were based on management's estimates of the relative amounts of employee time and Company resources devoted to the operations. The total amount reimbursed by Transre and E&S to the Company during 1997 and 1996 was $2.3 and $1.0 million respectively. During 1997, the related business was placed by WESTCAP, which was acquired by Exstar from the majority shareholder effective October 1, 1997 for a nominal sum.

     The Company has agreed to allow certain assets of TCO, that the Company otherwise might have claimed for itself, to be used by Transre, CCC and E&S to produce insurance and handle claims for Frontier. The Company also has consented to TCO's, CCC's and E&S' use of certain of TCO's assets and cash flows, that the Company otherwise might have attempted to claim for itself, to satisfy obligations to third parties, including tax obligations, obligations to unaffiliated insurance companies (see Notes 12 and 16) and obligations under an office lease to which TCO is subject. Exstar's majority stockholder may have contingent liability with respect to certain of these obligations, and consequently may benefit from their satisfaction through the use of such assets and cash flows.

     During 1987, the Syndicate and Alpine issued a policy to provide stop-loss coverage on business written by an unaffiliated insurer and produced by TCO.
As consideration, the Syndicate and Alpine are entitled to 2.5% of the unaffiliated insurer's written premium on the business. Total written premium subject to the stop-loss coverage was $0 and $345,000 in 1997 and 1996, respectively. Both the Syndicate and Alpine have furnished the unaffiliated insurer with letters of credit fully collateralized by fixed maturity investments, certificates of deposit and other short-term investments in the amount of $4.5 million as of December 31, 1997 ($7.9 million as of December 1996 and 1995) to provide security for their and TCO's performance in connection with this arrangement. Since July 1, 1992, as consideration for the letters of credit provided by the Syndicate and Alpine, Exstar has been entitled to receive the interest earned on funds on deposit with the unaffiliated insurance

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

company.  As additional consideration, TCO has assigned to Exstar any contingent
amounts from the unaffiliated insurance company up to   $1,000,000 per year,
under which arrangement Exstar received no amounts in 1997 or 1996.

     The Company owns two office buildings in Solvang, California. The Company, until June 1996, leased the two office buildings to TCO. The rental income from TCO included in the statements of operations for the years ended December 31, 1996 and 1995 was $228,000 and $584,000, respectively.

     Effective June 1996, Transre and E&S entered into a Limited Agency Agreement with an underwriting manager which is a wholly-owned subsidiary of Frontier, pursuant to which Transre and E&S, until September 30, 1997, produced for Frontier business of the type previously produced for the Company by TCO. The same business has been placed by WESTCAP, since October 1, 1997. In lieu of issuing direct insurance, effective April 1, 1997, Alpine entered into a casualty quota share reinsurance agreement with Frontier pursuant to which Alpine assumes a portion of the business placed with Frontier by WESTCAP (and until September 30, 1997, by Transre and E&S.)

     In connection with the Quota Share Arrangement, Alpine has agreed to pay Frontier a ceding commission generally of 30% of the premium assumed by Alpine. This ceding commission is to compensate Frontier for expenses incurred by Frontier generally in obtaining the insurance which is subject to the Quota Share Arrangement. Frontier pays WESTCAP (previously Transre and E&S) generally a fee of 27.5% of the premium produced by them pursuant to the Limited Agency Agreement. Also in connection with the Quota Share Arrangement, Alpine entered into a Service Agreement with TCO Holdings under which Alpine agreed to pay TCO Holdings for reinsurance services 3.75% of the gross premiums received by Alpine pursuant to the Quota Share Arrangement, subject to a maximum aggregate amount of $4.5 million. As of December 31, 1997, $425,000 was payable by Alpine to TCO Holdings pursuant to this Service Agreement. No payments were made in 1997.

     The Syndicate entered into an underwriting management agreement with Camelback Reinsurance Underwriters, Inc. ("Camelback"), to assume premiums on various treaties for which Camelback was the underwriting manager. Camelback, an Arizona corporation majority owned by TCO Holdings (until Camelback's dissolution on April 1, 1997), was a reinsurance underwriting manager from which the Company historically assumed business. The Syndicate's total premiums assumed pursuant to those treaties were $147,000 and $1,150,000 in 1996 and 1995, respectively.

     The Syndicate and Alpine derived premiums on insurance produced for them by Trinity E&S Insurance Services ("Trinity"). Trinity, a California corporation which was formerly a subsidiary of TCO Holdings and is now majority owned directly by the majority stockholder and five percent owned by the president of the Company, is a surplus lines brokerage company which historically produced business for the Company. The gross premiums derived by the Syndicate and Alpine from Trinity were $27,000, $1,575,000 and $5,726,000 in 1997, 1996 and 1995, respectively. As a subproducer of WESTCAP, Trinity also received commissions of $210,000 from WESTCAP in 1997.

     On April 1, 1997, the Company issued to the Company's majority stockholder options to acquire 50,000 shares of Exstar common stock at an exercise price of $1.40 per share. The closing price of the Company's common stock on that date was $1.25 per share. Subject to certain restrictions, options representing 33,333 shares were exercisable as of January 1, 1998, and options representing the remaining 16,667 shares are due to become exercisable January 1, 1999. Also on April 1, 1997, the Company issued to the Company's president options to acquire 146,350 shares of Exstar common stock at an exercise price of $1.40 per share. Subject to certain restrictions, options representing 97,567 shares were exercisable as of January 1, 1998, and options representing the remaining 48,783 shares become exercisable January 1, 1999. Also on April 1, 1997, the Company issued to the Company's chief financial officer options to acquire 19,000 shares of Exstar common stock at an exercise price of $1.40 per share. Subject to certain restrictions, options representing 12,667 shares were exercisable as of January 1,

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1998 and options representing the remaining 6,333 shares are due to become exercisable January 1, 1999.

     During 1991, the Company made construction loans to Trinity for construction of a new office building. The outstanding loan balances at December 31, 1997 and 1996, were $1,084,000 and $1,096,000, respectively.

16 -- CONTINGENCIES AND COMMITMENTS

     TCO has incurred significant losses over the past several years in the performance of services on behalf of the Company, and has had to rely on the Company for the funding of a significant portion of these losses. As a result, TCO is currently indebted to the Company for $15.3 million (including $2.4 million due to the Company pursuant to the Loan Agreement and $9.2 million due to Alpine as certain unpaid balances with respect to insurance premiums unpaid by TCO), and has significant additional debts and obligations to unrelated third parties. TCO currently has a negative net worth of approximately $18 million. Management, consequently, believes that TCO will be unable to repay the majority of this indebtedness to the Company or the other creditors of TCO. The foregoing amounts due from TCO are not reflected as assets of the Company at December 31, 1997, and the nonpayment of such amounts would have no impact on the Company's future net income or stockholders' equity.

The Company's ability to continue to operate as it currently is operating depends on generating sufficient revenues and cash flows from the Company's risk-bearing activities, currently consisting of Alpine's operations; the Company's insurance producing activities, currently consisting of WESTCAP's operations; and the Company's claims servicing activities, currently consisting of Claims Control's operations.

     In terms of financial resources, Alpine's activities are the most significant of the Company's current operations. Most of the Company's cash flow to fund operations derives from Alpine's existing assets, investment income on such assets and premium assumed pursuant to the Quota Share Arrangement. Alpine, however, is relatively close to several regulatory thresholds that, if crossed, could reduce Alpine's role in the Company's operations. Alpine's statutory policyholders' surplus of $5.3 million at December 31, 1997, was $300,000 above the minimum statutory policyholders' surplus required of an Illinois reinsurer, $2.1 million above the mandatory control level risk-based capital for Alpine and $3.8 million above the minimum statutory policyholders' surplus required of an Illinois insurer that writes the lines of insurance reinsured by Alpine. Additionally, Alpine's liquid assets at December 31, 1997, may have been insufficient (depending on interpretation of the relevant statutory provision), if the provision had been applicable on such date, to satisfy a statutory "reserve requirement" adopted by Illinois in 1997 to be applicable in 1998, and in any event a significant amount of Alpine's assets are restricted for specific purposes. See Notes 3 and 4.

     The Company currently expects risk-bearing activities will continue to be a significant part of its operations in 1998 and later years. First, the Company is negotiating a potential sale of Alpine to Frontier, and if the negotiations are successful, expects to continue the Company's risk-bearing activities through formation of a Cayman Islands insurance company that would assume premium from Frontier pursuant to an arrangement similar to the Quota Share Arrangement. This would provide the Company continuing investment income and premium revenue, as well as cash flow, in an insurance regulatory environment relatively more flexible than the environment in which Alpine operates. The sale of Alpine also would generate additional cash for the Company beyond the cash that would be required to be contributed to the Cayman Islands insurance company.

     Second, even if the sale of Alpine is not consummated, Alpine met the minimum regulatory requirements it was required to meet at December 31, 1997, to continue to operate. Alpine's financial condition and regulatory compliance position, additionally, will improve if the $6.6 million Schedule P penalty drops off as expected over

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


time ($2.5 million relating to the 1995 accident year will drop off in 1998 if the loss ratio for Alpine's 1995 accident year remains at the level estimated as of December 31, 1997). Exstar, additionally, currently has the ability to contribute certain real estate assets with a statutory net asset value of up to approximately $1.7 million at December 31, 1997, to Alpine if necessary to increase Alpine's policyholders' surplus. Alpine's policyholders' surplus, liquidity and financial condition generally also are expected to benefit from continuation of the Quota Share Arrangement, entered into on April 1, 1997. Frontier also has been willing to release under the Quota Share Arrangement a portion of the funds held it otherwise would have been entitled to retain under the Quota Share Arrangement, consisting of $2.0 million by early April 1998, and has agreed to release another $1.0 million in early May. Alpine may have difficulty meeting the "reserve requirement" in 1998, depending on how the new statutory provision ultimately is interpreted, but believes, based on discussions with the Illinois DOI, that it may be able to comply sufficiently with the requirement to avoid any increase in the Illinois DOI's current level of oversight.

     Notwithstanding the foregoing, Alpine's continued operations depend on continuation of the Quota Share Arrangement, or a replacement arrangement similarly or more beneficial to Alpine, and Alpine's continuing satisfaction of applicable regulatory requirements. The Company currently believes, based on the generally positive relationship the Company has with Frontier, that the Quota Share Arrangement will continue generally on its current terms for the foreseeable future, even if Alpine is not sold to Frontier.

     Alpine's continuing satisfaction of applicable regulatory requirements is more difficult to predict. As described above, Alpine currently is relatively close to certain regulatory thresholds that, if crossed, could lead to a required reduction or cessation of Alpine's activities. This could result from increased oversight by the Illinois DOI, regulatorily required termination of some or all of Alpine's current business operations and relationships, termination of the Quota Share Arrangement by Frontier and potentially Alpine's being placed in receivership. While the Company expects Alpine to be able to avoid crossing such thresholds, the expectations are based on a number of assumptions, including, among others, assumptions about cash flows, investment yields, asset values, ultimate loss and loss adjustment expenses and payout patterns, competition, the Illinois DOI's potential regulatory responses and Frontier's Best ratings. Because Alpine is relatively close to certain of the regulatory thresholds, there is little room for adverse fluctuations in the foregoing assumptions. In this regard, it should be noted that Alpine's financial condition weakened significantly in 1997, as evidenced by the drop in Alpine's statutory policyholders' surplus to $5.3 million at December 31, 1997, from $12.6 million at December 31, 1996, and Alpine's risk-based capital being at 117% of its authorized control level risk-based capital at December 31, 1997, compared to 173% of its authorized control level risk-based capital at December 31, 1996.

     Should Alpine's operations be curtailed significantly, or the Company's risk bearing activities otherwise be limited, the Company would be forced to rely more on its existing cash and on its WESTCAP and Claims Control activities to generate revenues and cash flows. A portion of the Company's cash needs would be able to be met out of Exstar's cash on hand, which was $1.6 million at December 31, 1997. The balance of the Company's cash needs would be met from WESTCAP's and Claims Control's revenues from ongoing operations.

     TCO previously leased office space in Chicago, Illinois. In August 1996, TCO defaulted on its obligations under the lease, but continued to occupy the premises. The Company is currently in the process of negotiating a new lease with respect to a portion of the premises leased by TCO, and a settlement of all obligations under the existing lease. Based on such negotiations, the Company expects that, retroactive to August 1, 1997, WESTCAP will enter into a new five year lease with respect to approximately 7,800 square feet of the 16,400 square feet previously occupied by TCO, at a rental rate of $13.50 per square foot per year (as compared to approximately $38.00 per square foot per year under the TCO lease). It is anticipated that such lease will be terminable by the landlord at any time two years or more following its execution, on six months' prior written notice to WESTCAP,

                 EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the event Exstar's stockholders' equity is below $12 million at the time notice of termination is given. It is further anticipated that, in settlement of all obligations under the prior lease with TCO, Exstar will issue 150,000 shares of its common stock to the landlord, and that the landlord will have the right to put such stock back to Exstar at a per share price of $7.50 at any time on or after July 31, 1999. As of December 31, 1997, the Company had accrued liabilities for the lease obligations on the basis that the lease continued in effect in accordance with its original terms.

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

                                  SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   EXSTAR FINANCIAL CORPORATION (PARENT ONLY)
                            CONDENSED BALANCE SHEETS


                                                                     DECEMBER 31,
                                                                  1997         1996
                                                                (DOLLARS IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
ASSETS:
Investments:
Mortgage loans...............................................         $268         $335
Real estate held for sale....................................        3,074        3,898
Cash and cash equivalents--unrestricted......................        1,647           95
Total investments............................................        4,989        4,328
Investment in and advances to subsidiaries...................       14,737       11,655
Other assets.................................................          790        2,214
Total assets.................................................      $20,516      $18,197
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Current income taxes and other liabilities...................         $938       $1,063
Notes payable................................................        1,130        1,588
Accumulated equity in losses of affiliates...................        4,933        3,020
Total liabilities............................................        7,001        5,671
Stockholders' equity:
Common stock, $.01 par value, 30,000,000 shares authorized;
5,497,500 shares issued; 5,497,500 shares outstanding in 1997
and 1996.....................................................           55           55
Paid in capital..............................................       16,812       26,865
Net unrealized investment gains (losses).....................          291         (68)
Preferred stock investment--contra equity....................            0     (12,314)
Retained deficit.............................................      (3,638)      (2,012)
Treasury shares at cost (536,000 shares in 1997; 0 in 1996)..          (5)            0
Total equity.................................................       13,515       12,526
Total liabilities and stockholders' equity...................      $20,516      $18,197

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   EXSTAR FINANCIAL CORPORATION (PARENT ONLY)
                       CONDENSED STATEMENTS OF OPERATIONS



                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                   1997         1996         1995
                                                       (DOLLARS IN THOUSANDS,
                                                       EXCEPT PER SHARE DATA)
Revenue:
Net investment income--unaffiliated...........         $110          $12          $16
Net investment income--affiliated.............           92          333          451
Net realized investment (losses) gains........         (43)        (526)          272
Other income..................................        3,376          143          317
Total revenue (loss)..........................        3,535         (38)        1,056
Expenses:
Other expenses................................        1,518        3,202        4,233
Interest expense..............................          135          123          131
Total expenses................................        1,653        3,325        4,364
Income (loss) before federal income taxes,
equity in net income of subsidiaries and
equity in net income of affiliates............        1,882      (3,363)      (3,308)
Federal income tax expense (benefit)..........          510      (1,715)        5,057
Equity in net (loss) income of subsidiaries...      (3,014)        1,587        9,266
Equity in net income of affiliates............           16        1,561        3,829
Net (loss) income.............................     $(1,626)       $1,500       $4,730
Net (loss) income per share--basic and diluted      $(0.32)        $0.27        $0.86
Shares used in computation of net income
per common share (in thousands)...............        5,096        5,498        5,498

                            SCHEDULE II (CONTINUED)
          CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT ONLY)

                   EXSTAR FINANCIAL CORPORATION (PARENT ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                      1997         1996         1995
                                                                          (Dollars in thousands)
Increase (Decrease) in Unrestricted Cash and Cash Equivalents:
Cash flows provided by (applied to) operating activities:
Investment income received--affiliated...........................         $216         $324         $548
Other income.....................................................        3,376          143          317
Interest paid....................................................        (135)        (123)        (131)
Other expenses paid..............................................      (1,234)      (2,696)      (3,863)
Taxes recovered (paid)...........................................          701          500        (500)
Net cash provided by (applied to) operating activities...........        2,924      (1,852)      (3,629)
Cash flows provided by (applied to) investing activities:
Purchase of property, equipment and real estate..................        (367)         (18)      (2,243)
Sale of property, equipment and real estate......................          824            0            0
Mortgage loans funded--affiliated................................            0        (265)          (2)
Repayments of mortgage loans.....................................          107            0            0
Net cash provided by (applied to) investing activities...........          564        (283)      (2,245)
Cash flows (applied to) provided by financing activities
Issuance of notes payable........................................            0            0        2,011
Repayment of notes payable.......................................        (457)        (430)            0
Transfers (to)  from affiliates..................................      (1,412)        2,563        2,999
Other............................................................         (67)           97         (69)
Net cash (applied to) provided by financing activities...........      (1,936)        2,230        4,941
Net increase (decrease) in unrestricted cash and cash equivalents        1,552           95        (933)
Unrestricted cash and cash equivalents at beginning of year......           95            0          933
Unrestricted cash and cash equivalents at end of year............       $1,647          $95           $0

                            SCHEDULE II (CONTINUED)
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   EXSTAR FINANCIAL CORPORATION (PARENT ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                              1997         1996         1995
                                                                  (DOLLARS IN THOUSANDS)
Reconciliation of Net (Loss) Income to Net Cash Provided
by (Applied to) Operating Activities:
Cash Flows provided by (applied to) operating activities:
Net (loss) income........................................     $(1,626)       $1,500       $4,730
Net realized investment losses (gains)...................           43          526        (272)
Non-cash charges (credits) included in net income:
Amortization and depreciation............................          208          122          123
Equity in net loss (income) of subsidiaries..............        4,534      (3,027)      (2,732)
Equity in net income of affiliates.......................         (16)      (1,561)      (3,829)
Change in:
Accrued investment income--affiliated....................           14         (21)           81
Prepaid expenses.........................................        (106)          278         (84)
Accrued expenses.........................................          182          106          331
Federal income taxes payable.............................        (309)          225      (1,977)
Net cash provided by (applied to) operating activities...       $2,924     $(1,852)     $(3,629)

                                  SCHEDULE IV

                          EXSTAR FINANCIAL CORPORATION
                                  REINSURANCE
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                             (DOLLARS IN THOUSANDS)



     Column A          Column B       Column C            Column D         Column E         Column E
                     Gross amount     Ceded to      Assumed from other    Net amount  Percentage of
                                   other companies  companies                         amount assumed to
                                                                                      net
1997
----
Accident and
Health insurance              360              284                    66         142                 46.5%
Property and                2,415            1,894                 6,053       6,574                 92.1%
Liability insurance
Total Premiums              2,775            2,178                 6,119       6,716                 91.1%
1996
----
Accident and
Health insurance            2,171            1,722                               449                    0%
Property and               37,887           17,560                   234      20,561                  1.1%
Liability insurance
Total Premiums             40,058           19,282                   234      21,010                  1.1%
1995
----
Accident and
Health insurance            2,472            2,015                               457                    0%
Property and               61,618           23,951                 1,025      38,692                  2.6%
Liability insurance
Total Premiums             64,090           25,966                 1,025      39,149                  2.6%

                                  SCHEDULE VI

                          EXSTAR FINANCIAL CORPORATION
                            SUPPLEMENTAL INFORMATION
               CONCERNING PROPERTY--CASUALTY INSURANCE OPERATIONS
        AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                             (DOLLARS IN THOUSANDS)






COLUMN A              COLUMN B              COLUMN C             COLUMN D         COLUMN E      COLUMN F     COLUMN G
                                            Net Reserve for
                                            Unpaid Claims and   Discount                           Net         Net
Affirmations with     Deferred Policy       Claim Adjustment  if any Deducted in  Net Unearned    Earned      Investment
Registrant            Acquisition Costs     Expenses            Column C           Premiums       Premiums     Income
Consolidated
property casualty
      Entities
   Dec. 31, 1997           1,657                30,050            0                 5,396          6,716        2,488
   Dec. 31, 1996             307                53,006            0                   979         21,010        4,015
   Dec. 31, 1995           4,513                68,820            0                13,178         39,149        4,897



    COLUMN H             COLUMN I              COLUMN J              COLUMN K
    Claims and Claim
    Adjustment Expenses
    Incurred Related to
                   (1)         (2)  Amortization of       Net Paid Claims and
     Current        Prior        Deferred Policy       Claim Adjustment
      Year          Years         Acquisition Costs     Expenses              Net Premiums Written


    3,299         4,424                 (117)                30,679                11,134
   12,971         (282)                 5,119                28,502                 8,810
   23,545       (7,874)                11,655                28,049                28,185

