Form 10-Q
period 1998-03-31
EXSTAR FINANCIAL CORP
filed 1998-05-15
CIK 893963

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                    ----------------------------------------


                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998

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





   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

   The aggregate number of shares of the Registrant's common stock outstanding, all of which constitute a single class, was 4,961,500 as of March 31, 1998.

================================================================================

                          EXSTAR FINANCIAL CORPORATION

                          QUARTER ENDED MARCH 31, 1998

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                            Page
Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1998
          (Unaudited) and December 31, 1997 ...............................    3

          Consolidated Statements of Operations (Unaudited)
          for the three months ended March 31, 1998 and 1997...............    5

          Consolidated Statement of Changes in
          Stockholders' Equity (Unaudited) for the three
          months ended March 31, 1998......................................    6


          Consolidated Statements of Cash Flows
          (Unaudited) for the three months ended March 31, 1998 and 1997...    7


          Notes to the Consolidated Financial Statements ..................    8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................   13


Item 3   Quantitative and Qualitative Disclosures About Market Risk........   19



PART II - OTHER INFORMATION

Item 5    Other Information................................................   20


Item 6    Exhibits.........................................................   22


SIGNATURE .................................................................   23


                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                        EXSTAR FINANCIAL CORPORATION AND
                                  SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                March 31,     December 31,
                                                   1998         1997
                                                (Unaudited)   (Audited)
                                                (Dollars in thousands)
               ASSETS
Fixed maturities available for sale,
at market
   (amortized cost: 1998 - $11,908;             $11,927       $13,375
1997 - $13,375)
Equity securities, at market (cost:
1998 - $1,000;
   1997 - $1,250)                                   984         1,541
Mortgage loans - unaffiliated                     2,917         3,057
Mortgage loans - affiliated                         894           896
Real estate held for investment                   4,514         4,555
Real estate held for sale                         5,139         5,241
Real estate acquired through                        239           239
foreclosure
Short-term investments                            1,829         4,384
          Total investments                      28,443        33,288

Cash and cash equivalents -                       1,623         4,925
restricted
Cash and cash equivalents -                       4,291         3,488
unrestricted
Accounts receivable                               3,330         4,415
Funds held by reinsured companies                 8,642         7,438
Reinsurance recoverable
   Paid losses and loss adjustment                3,901         2,382
expenses
   Unpaid losses and loss adjustment              8,620        13,363
expenses
Accrued investment income                           384           527
Deferred acquisition costs                        1,906         1,657
Property and equipment, net                         388           400
Other assets                                      5,421         4,911
          Total assets                          $66,949       $76,794






   The accompanying notes are an integral part of these consolidated financial statements.

                        EXSTAR FINANCIAL CORPORATION AND
                                  SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                       March 31,    December 31,
                                                           1998          1997
                                                      (Unaudited)     (Audited)
                                                       (Dollars in thousands)

             LIABILITIES
Unpaid loss and loss adjustment ................       $ 35,627      $ 43,413
expenses
Unearned premiums ..............................          6,063         5,396
Reinsurance balances payable ...................            660         1,256
    Total policy liabilities and ...............         42,350        50,065
accruals
Premiums payable ...............................          4,233         5,620
Notes payable ..................................          1,025         1,130
Current income taxes ...........................              0            66
Accumulated equity in losses of ................          2,629         2,926
affiliates
Other liabilities ..............................          3,978         3,472
     Total liabilities .........................         54,215        63,279

        STOCKHOLDERS' EQUITY
Common stock, $.01 par value,
30,000,000 shares
   authorized; 5,497,500 shares
issued; 5,497,500
   shares outstanding in 1998 and ..............             55            55
                                                                         1997
Paid in capital ................................         16,812        16,812
Other comprehensive income:
    Net unrealized investment gains ............              2           291
    Retained deficit ...........................         (4,130)       (3,638)
Treasury shares at cost (536,000
shares
    in 1998 and 1997) ..........................             (5)           (5)
     Total equity ..............................         12,734        13,515
     Total liabilities and .....................       $ 66,949      $ 76,794
stockholders' equity










  The accompanying notes are an integral part of these consolidated financial statements.

                  EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three months ended
                                                                 March 31,

                                                           1998          1997

                                                        (Dollars in thousands
                                                        except per share data)
              REVENUES
Premiums earned ..................................       $ 2,737        $ 2,090
Premiums ceded ...................................             0           (748)

          Net premiums earned ....................         2,737          1,342
Net commission income - unaffiliated .............           432              0
Net investment income - unaffiliated .............           539            719
Net investment income - affiliated ...............            22             25
Net realized investment gains ....................           315              8
Other income .....................................           118          3,264

          Total revenue ..........................         4,163          5,358


              EXPENSES
Loss and loss adjustment expenses ................         1,593          1,267
Reinsurance ceded ................................             0           (449)

          Net loss and loss ......................         1,593            818
adjustment expenses
Policy acquisition costs amortized ...............           821            469
Interest expense .................................            49             61
Other expenses ...................................         2,301          1,428
          Total expenses .........................         4,764          2,776
 (Loss) income before equity in income
   of affiliates and Federal income taxes.........          (601)         2,582


Equity in income of affiliates ...................           109            247
Federal income taxes .............................             0              0
          Net (loss) income ......................       $  (492)       $ 2,829

Net (loss) income per share - basic ..............       $ (0.10)       $  0.51
and diluted

Shares used in computation of net
(loss) income
   per share (in thousands) ......................         4,962          5,498

     The accompanying notes are an integral part of these consolidated financial statements.

                  EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS'EQUITY
                                   (Unaudited)



                                                               Net
                                                            Unrealized                    Treasury        Net
                                  Common      Paid in       Investment    Retained         Shares      Stockholders'
                                  Stock       Capital         Gains       Deficit         at Cost       Equity

                                                             (Dollars in thousands)
Balance at December 31,            $55       $16,812           $291       $(3,638)          $(5)       $13,515
1997

Change in net unrealized
   investment losses
      Fixed maturities                                           18                                         18
      Equity securities                                        (307)                                      (307)

Net loss                                                                     (492)                        (492)


Balance at March 31, 1998          $55       $16,812             $2       $(4,130)          $(5)       $12,734











    The accompanying notes are an integral part of these consolidated financial statements.

                  EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three months ended March 31,
                                                                      1998       1997
                                                                 (Dollars in thousands)
Cash flows (applied to) provided by operating activities:
   Premiums collected ...........................................   $ 1,246    $   713
   Investment income received ...................................       779      1,079
   Commission income received ...................................       755          0
   Loss and loss adjustment expense paid, net ...................    (4,636)    (8,657)
   Interest paid ................................................       (49)       (61)
   Policy acquisition and other expenses paid ...................    (3,567)    (2,313)

   Taxes paid ...................................................       (59)         0
   Other ........................................................    (1,401)     2,979
      Cash flows applied to operating activities ................    (6,932)    (6,260)


Cash flows provided by (applied to) investment activities:
   Purchase of marketable securities ............................      (101)         0
   Purchase of property, equipment and real estate ..............       (57)       (52)

   Sale or maturity of marketable securities ....................     2,095      6,383
   Sale of property, equipment and real estate ..................       105        140
   Short-term investments, net ..................................     2,555      2,212
   Repayment of mortgage loans ..................................       142        207
      Net cash provided by investing activities .................     4,739      8,890


Cash flows provided by (applied to)financing activities
   Repayment of notes payable ...................................      (105)       (43)
   Transfers (to) from affiliates ...............................      (188)       703
   Other ........................................................       (13)      (312)
   Transfers from (to) restricted cash and cash equivalents......     3,302        (46)
      Net cash provided by financing activities .................     2,996        302


   Net increase in unrestricted cash and cash equivalent ........       803      2,932


Unrestricted cash and cash equivalents - beginning of period ....     3,488      1,390


Unrestricted cash and cash equivalents - end of period ..........   $ 4,291    $ 4,322



  The accompanying notes are an integral part of these consolidated financial statements.

                  EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.Basis of Presentation

  The consolidated financial statements of Exstar Financial Corporation and subsidiaries ("Exstar" if referring to the parent company only, or the "Company" if referring to Exstar and its direct and indirect subsidiaries) include the financial statements of Exstar, its direct subsidiaries, Alpine Holdings, Inc., WESTCAP Insurance Services, Inc. ("WESTCAP") and Claims Control Corporation ("Claims Control"), Exstar's indirect subsidiaries, Alpine Insurance Company ("Alpine"), a direct subsidiary of Alpine Holdings, Inc., Alpine Premium Finance Co., Inc. and Transco Premium Finance Co., Inc., both of which are direct subsidiaries of Alpine, and the equity in the income and losses of TCO Holdings, Inc. ("TCO Holdings") and subsidiaries (collectively "TCO"), a group of companies affiliated with Exstar through common majority ownership.

  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and accordingly include all normal recurring adjustments management considers necessary for fair presentation. These consolidated financial statements should be read in conjunction with audited financial statements included in Exstar's Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K").

  The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

2.Comprehensive Income

  Comprehensive (loss) income consists of the following:


                                                             Three months ended
                                                                 March 31,
                                                              1998       1997
                                                          (Dollars in thousands)
Net (loss) income ......................................   $  (492)   $ 2,829
Other comprehensive income:
   Change  in net unrealized investment
      gains, net of taxes...............................      (289)      (343)
Comprehensive (loss) income ............................   $  (781)   $ 2,486


3.Equity in Income of Affiliates

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

                  EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



The following sets forth the financial position and results of operations of
TCO:

                                          March 31,  December 31,
                                          1998           1997
                                         (Dollars in thousands)
Assets:
  Cash and investments ...............   $    519    $    465
  Accounts receivable ................        102         264
  Other assets .......................        775         770
     Total assets ....................      1,396       1,499

Liabilities:
  Premiums payable ...................     10,881      11,318
  Notes payable - affiliated .........      2,404       2,404
  Notes payable - unaffiliated .......      2,329       2,518
  Due to affiliates ..................      1,264       1,020
  Other liabilities ..................      2,067       2,029
     Total liabilities ...............     18,945      19,289

Stockholder's Equity:
  Stockholder's accumulated deficiency    (17,549)    (17,790)
Total liabilities and stockholder's
accumulated deficiency..............     $  1,396    $  1,499

                  EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                               For the three months ended
                                                        March 31,
                                                     1998        1997
                                                  (Dollars in thousands)
Revenues:
  Net commissions earned .....................   $    132    $    333
  Other revenues .............................        124         153
     Total revenues ..........................        256         486

Expenses:
  Personnel costs ............................          0          43
  Office and selling expenses ................        (27)         48
  Depreciation ...............................          0          19
  Interest ...................................         40         132
  Other expenses .............................       (127)         (7)
     Total expenses ..........................       (114)        235
       Income before Federal income taxes ....        370         251
     Federal income tax expense ..............          0           0
       Net income ............................        370         251

Beginning stockholder's accumulated deficiency     17,790      30,188

  Net income .................................       (370)       (251)
  Increase in subscription note receivable ...        129         118
       Net change ............................       (241)       (133)

Ending stockholder's accumulated deficiency ..   $ 17,549    $ 30,055

                  EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



The following sets forth the computation of the equity in income of affiliates included in the Statement of Operations:

                                                    For the three months ended
                                                              March 31,
                                                        1998         1997
                                                       (Dollars in thousands)

Increase in net equity of TCO .................          $(241)       $(133)
Reclassifications:
  Reinsurance commissions - affiliated.........            132            0
  Interest on advances ........................              0         (114)
    Equity in income of affiliates ............          $(109)       $(247)


Accumulated equity in losses of affiliates comprises:

                                                        March 31,   December 31,
                                                           1998        1997
                                                         (Dollars in thousands)

  Cumulative adjusted losses ..........................   $17,944     $18,185
  Amounts advanced by and other amounts due to
   the Company from TCO................................    15,315      15,259
     Accumulated equity in losses of affiliates........   $ 2,629     $ 2,926

                  EXSTAR FINANCIAL CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


4.Net (Loss) Income per Share

  Basic net (loss) income per share is determined by dividing net (loss) income by the weighted average number of shares of common stock outstanding, while diluted net (loss) income per share is determined by dividing the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock equivalents. The Company's common stock equivalents are stock options and warrants which had no dilutive effect on net (loss) income per share. The weighted average numbers of shares of common stock outstanding for the three months ended March 31, 1998 and 1997 were 4,962,000 and 5,498,000, respectively.

5.Statutory Information

  The surplus as regards policyholders of Alpine determined in accordance with statutory accounting practices as of March 31, 1998 and 1997, was $5,145,000 and $13,367,000, respectively. The net loss of Alpine determined in accordance with statutory accounting practices for the three months ended March 31, 1998, was $172,000. The net income of Alpine determined in accordance with statutory accounting practices for the three months ended March 31, 1997, was $36,000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     This discussion should be read in conjunction with management's discussion and analysis included in Exstar's 1997 Form 10-K.

     Forward-looking Statements. This Form 10-Q contains certain "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "believe," "estimate" and "expect" and similar expressions as they relate to the Company and its management are intended to identify such forward-looking statements. A number of important factors could cause the actual results, performance or achievements of the Company for 1998 and beyond to differ materially from those expressed in such forward-looking statements. These factors include, without limitation, the potential sale of Alpine and other transactions relating thereto (see "Other Information" - Item 5); the discontinuation or a material adverse change in the terms and conditions of a quota share reinsurance treaty ("Quota Share Arrangement") currently in force between Alpine and certain insurance company subsidiaries of Frontier Insurance Group, Inc. ("Frontier") (such insurance company subsidiaries being hereinafter referred to as "Frontier Companies") under which Alpine assumes business from the Frontier Companies, or a potential replacement reinsurance agreement with a Cayman Islands insurance company proposed to be formed by the Company ("Cayman Company"); a material increase in competition; material changes to the Frontier Companies' financial conditions or regulatory authorities; and material adverse changes in the oversight of Alpine by the Illinois Department of Insurance ("Illinois DOI"). In light of the Company's current financial and insurance regulatory circumstances, relatively small changes from the expected results, performance and achievements of the Company could materially adversely impact the Company's financial condition and prospects as anticipated in this Form 10-Q.

     Certain Risk Factors. The Company's ability to continue to operate as it currently is operating depends to a significant degree on Alpine's continuing to participate as it currently does in the Company's business. Most of the Company's cash flow to fund operations currently derives from Alpine's existing assets, investment income on such assets and premium assumed pursuant to the Quota Share Arrangement. Alpine, however, is relatively close to several regulatory thresholds that, if crossed, could reduce Alpine's role in the Company's operations. Alpine's statutory policyholders' surplus of $5.1 million at March 31, 1998, was $140,000 above the minimum statutory policyholders' surplus required of an Illinois reinsurer, was $3.6 million above the minimum statutory policyholders' surplus required of an Illinois insurer that would directly write the lines of insurance produced by WESTCAP and reinsured by Alpine, and subjected Alpine to certain regulatory reporting requirements and, potentially, regulatorily required corrective actions. Additionally, Alpine's liquid assets at March 31, 1998, may have been insufficient (depending on interpretation of the relevant statutory provision) to satisfy a "reserve requirement" adopted by Illinois in 1997 and applicable in 1998, and in any event a significant amount of Alpine's assets is restricted for specific purposes.

      Alpine's ability to continue to satisfy applicable regulatory requirements to the extent necessary to enable Alpine to continue to operate as it currently operates is difficult to predict. Alpine's crossing of the thresholds could lead to a reduction or cessation of Alpine's activities. This could result in increased oversight by the Illinois DOI, regulatorily required termination of some or all of Alpine's current business operations and relationships, termination of the Quota Share Arrangement by the Frontier Companies and potentially Alpine's ultimately being placed in receivership. While the Company expects Alpine to be able to avoid crossing such thresholds, the expectations are based on a number of assumptions, including, among others, assumptions about cash flows, investment yields, asset values, ultimate loss and loss adjustment expenses and payout patterns, competition, the Illinois DOI's expected regulatory responses and Frontier's A.M. Best Company ("Best") ratings. Because Alpine is relatively close to certain of the thresholds, there is little room for adverse fluctuations in the foregoing assumptions.

     Management anticipates that the sale of Alpine to Frontier (see "Other Information" - Item 5), assuming it occurs as currently contemplated, will resolve the significant regulatory issues. Even if the sale of Alpine is not consummated, however, management believes the Company has the ability to continue to operate Alpine generally as Alpine currently is operating through 1998. Notwithstanding that Alpine is close to certain of the regulatory thresholds, it does currently exceed them; and while interpretation of the "reserve requirement" is currently unresolved, management believes, based on discussions with the Illinois DOI, that Alpine may be able to comply sufficiently with the requirement during 1998 to avoid any increase in the Illinois DOI's current level of oversight. The Company additionally, currently has the ability to contribute certain real estate assets with a statutory net asset value of up to $1.7 million at March 31, 1998, to Alpine if necessary to increase Alpine's statutory policyholders' surplus.

     Alpine's statutory policyholders' surplus, liquidity and financial condition generally also are expected to benefit from continuation of the Quota Share Arrangement, including Frontier's potential willingness to release additional portions of the funds held it otherwise would be entitled to retain under the Quota Share Arrangement ($3.0 million of which was released during March - May, 1998). While Alpine's surplus currently is less than a minimum amount that would allow Frontier to terminate the Quota Share Arrangement, Frontier has waived the right to terminate on such basis, and management believes, based on the generally positive relationship the Company has with Frontier and the profitability of the business the Company has produced and in the future has the potential to produce for Frontier, that the Quota Share Arrangement will continue generally on its current terms for the foreseeable future, (unless Alpine is sold to Frontier).

     Should Alpine's operations be curtailed significantly otherwise than in connection with the proposed sale of Alpine to Frontier, the Company would be forced to rely more on its existing cash and on its WESTCAP and Claims Control operations to generate revenues and cash flows. A portion of the Company's cash needs also would be able to be met out of Exstar's cash on hand, which was $1.3 million at March 31, 1998.

     Should these efforts prove insufficient, the Company would have to seek alternative solutions. Among those would be a capital contribution from, joint venture with, or sale of assets to, Frontier or another insurance operation. The Company has made no specific plans to achieve any of these solutions, though the Company has been approached from time to time by insurance operations seeking to establish relationships with the Company, and believes it could take advantage of one of these or a similar opportunity relatively quickly. The Company believes, though there can be no assurances, that Frontier and potentially other insurance operations would favor such a capital contribution, joint venture, sale or similar arrangement because of the Company's historically profitable underwriting results and its potential ability to generate similar results in the future.

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

      The Company believes based on progress in the potential sale of Alpine to Frontier, the generally positive relationship the Company has with Frontier and the profitability of the business the Company produces for Frontier, that the current relationships or alternative arrangements equally or more beneficial to the Company will continue in effect for the reasonably foreseeable future. There can be no assurance, however, that the limited agency agreements currently in effect between WESTCAP and the Frontier Companies ("Limited Agency Agreements"), the claim service agreements currently in effect between Claims Control and the Frontier Companies ("Claim Service Agreements") or the Quota Share Arrangement will in fact remain in effect under their current terms or at all, or that the potential sale of Alpine to Frontier or other alternative arrangements will be consummated, either on terms at least as favorable to the Company as the current relationships or at all. Should the Company's relationships with the Frontier Companies be discontinued, or their terms and conditions be changed in a manner materially adverse to the Company, the Company could experience significant losses.

     Changes in Business Operations. The Company's business and operations have undergone fundamental changes over the last few years and additional changes are anticipated during the remainder of 1998. These changes make it difficult to predict the Company's results going forward. Differences in the Company's results of operations between 1997 and 1998 are not necessarily indicative of trends or likely results of operations for 1998 or future periods.

      The Company's principal sources of revenue historically have been net premiums earned on insurance policies issued by the Company's insurance company subsidiaries, income derived from the Company's invested assets and miscellaneous other income. The Company's principal costs historically have consisted of reserves for loss and loss adjustment expenses, commissions and other amounts paid by the Company's insurance company subsidiaries in connection with its producing and underwriting insurance policies issued by the Company's insurance company subsidiaries, and miscellaneous other expenses. The Company's net income historically derived from the difference between these net revenues and net expenses, after adjustment for taxes and minority interests. In addition, due to the Company's adoption of a form of equity accounting in 1995, the Company's net income also has included its equity in gains and losses of its affiliates.

     The Company, because of Best rating downgrades, regulatory restrictions and other matters affecting its insurance company subsidiaries, ceased issuing direct insurance in August 1996. The Company, however, began earning premium revenue through the Quota Share Arrangement effective April 1, 1997. The Company also earns investment income on the funds held by the Frontier Companies under the Quota Share Arrangement. Because most of the premium funds are being held by the Frontier Companies, however, the Quota Share Arrangement does not benefit the Company's cash flow to the same extent it benefits the Company's net income (assuming the Quota Share Arrangement underwriting results are as profitable as or more profitable than the Company's underwriting results historically were). The Quota Share Arrangement was amended to increase Alpine's participation generally from 30% to 50% effective October 1, 1997.

      Management has determined that, in view of the obstacles faced by the Company, it is unlikely that the Company will be able to write profitable direct business in the foreseeable future. As a result, management has decided to shift the Company's business focus from risk-bearing operations (i.e. the issuance of insurance policies) to the production and underwriting of insurance coverage to be issued by other insurers (principally the Frontier Companies), from which activities the Company expects to derive increased commission revenues. Through its role as a reinsurer under the Quota Share Arrangement, or a similar reinsurance arrangement with the Cayman Company if the sale of Alpine to Frontier is consummated (see "Other Information" - Item 5), however, the Company expects to continue to derive significant portions of its revenues, including underwriting profits and investment income, and cash flow from risk- bearing operations. In conjunction with the shift, Exstar acquired WESTCAP and Claims Control effective October 1, 1997.

      For more complete descriptions of these and other changes, see the 1997 Form 10-K.


Results of Operations

      Gross written premiums were $3.4 million for the first quarter of 1998, an increase of 279% from $900,000 for the first quarter of 1997. All of the gross written premiums for the 1998 quarter were premiums assumed by Alpine as a reinsurer of the Frontier Companies pursuant to the Quota Share Arrangement which became effective April 1, 1997. The gross written premiums for the first quarter of 1997 represented principally residual audit premiums on direct insurance issued prior to the Company's ceasing to issue direct insurance in August 1996.

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

      Net premiums earned, consisting of premiums earned less premiums ceded (generally earned ratably over individual policy periods), were $2.7 million for the first quarter of 1998, a 104% increase from $1.3 million in the first quarter of 1997. The increase directly resulted from the increase in gross written premiums since April 1997, when the Quota Share Arrangement incepted. Net premiums earned are expected to increase during 1998 as a consequence of the expected increase in written premiums, but at a slower rate because the premiums are earned over individual policy periods.

      Net commission income for the first quarter of 1998 was $432,000 compared to no commission income in the first quarter of 1997. Commission income of WESTCAP generally is earned ratably, similarly to net premiums. The 1998 amount represented commission income earned by WESTCAP following WESTCAP's acquisition by Exstar on October 1, 1997, net of commissions due to WESTCAP's subproducers. Net commission income is expected to increase in 1998 because (i) the commissions earned will include commissions on new as well as previously written insurance policies and (ii) the commissions should increase proportionately with the anticipated increase in premiums. Net commission income also may increase disproportionately faster than the anticipated increase in premiums if the Company is successful in acquiring brokerage operations, some of which could produce business for entities other than the Frontier Companies, or writing lines of business for the Frontier Companies that are not reinsured by the Company.

      Net investment income for the first quarter of 1998 was $561,000, a decrease of $183,000, or 24.6% from $744,000 for the first quarter of 1997. The decrease between the periods was caused principally by a 28.4% decrease in average investable assets from $53.1 million as of December 31, 1997, to $38.0 million as of March 31, 1998, resulting from the Company's need to make loss and expense payments and pay other expenses. Management generally anticipates investment income will decline during the remainder of 1998 as a consequence of
(i) loss payments and expenses reducing the Company's investable assets more quickly than investable assets increase under the Quota Share Arrangement or any similar replacement reinsurance arrangement with the Cayman Company, and (ii) expected relatively steady investment yields.

      Other income was $118,000 for the first quarter of 1998, compared to $3.3 million for the first quarter of 1997. The other income for the 1997 quarter, reflecting proceeds less certain related expenses, was principally a consequence of a one-time settlement of a lawsuit against the Company's former independent auditors. Management expects minimal other income for the foreseeable future.

      Net loss and loss adjustment expense incurred during the first quarter of 1998 totaled $1.6 million, up 94.7% from $818,000 in the first quarter of 1997. Net loss and loss adjustment expenses as a portion of net premiums earned was 58.2% for the first quarter of 1998 compared to 61.0% for the first quarter of 1997. The increase in net loss and loss adjustment expense incurred between the periods resulted principally from the increase in net premiums earned. Management expects the Company's loss ratio on insurance assumed by Alpine pursuant to the Quota Share Arrangement or any similar replacement reinsurance arrangement will be substantially lower than the Company's historical loss ratios as a consequence of higher pricing in 1996 and 1997 and more restrictive policy forms used in underwriting the insurance assumed from the Frontier Companies, though continuing competition in 1998 is expected to result in gradually reduced pricing on the business assumed by the Company from the Frontier Companies.

      Other underwriting expenses consist of policy acquisition costs less reinsurance commissions. The Company's other underwriting expenses for the first quarter of 1998 were $821,000, compared to $469,000 for the first quarter of 1997. The increase in other underwriting expenses between periods was principally attributable to the increase in net premiums earned between the periods. The ratio of the Company's other underwriting expenses to net premiums earned was 30.0% in the first quarter of 1998 compared to 35.0% in the first quarter of 1997. Management anticipates the ratio of other underwriting expenses to premiums earned for 1998 will be about the same as or somewhat in excess of the 1997 ratio, because of the approximately 33-34% aggregate commissions payable by the Company in connection with the Quota Share Arrangement or any similar replacement reinsurance arrangement.

      Interest expense for the first quarter of 1998 was $49,000, compared to $61,000 for the first quarter of 1997. Interest expense in 1998 is expected to continue at approximately the same or at a slightly reduced level. Continued payment on such indebtedness, would, however, ultimately reduce the purchase price paid by Frontier for Alpine.

      Other expenses, consisting of professional fees, personnel costs and other costs, were $2.3 million for the first quarter of 1998, compared to $1.4 million for the first quarter of 1997. The increase was due principally to WESTCAP's and Claims Control's expenses being included in the Company's consolidated results in the first quarter of 1998. (The Company anticipates an increase in other expenses during 1998 as a consequence of incurring continuing operation expenses for WESTCAP and Claims Control (they were acquired effective October 1, 1997), and additional costs estimated at up to approximately $1 million per year to fund hiring of additional employees and other expansion of the Company's insurance production efforts. This increase could be potentially offset in part by settlement of the 311 South Wacker, Chicago, Illinois office lease which could result in reduced rent expense.

      Income tax expense was $0 for the first quarter of 1998 and 1997. Management anticipates no significant income tax expense from the potential sale of Alpine to Frontier because of significant capital loss carryforwards. However, the sale, if it is consummated as currently contemplated, would transfer to Frontier $6.5 million of operating loss carryforwards which otherwise would have been available to offset income taxes on the Company's operating income (the Company expects ultimately to recoup certain tax benefits recognized by Frontier from the acquisition of Alpine, as and to the extent actually realized by Frontier). If the sale of Alpine is not consummated, and absent other changes in circumstances, management anticipates no income tax expense in 1998.

     Equity in income or losses of affiliates, included in the Company's results due to the Company's adoption of a form of equity accounting in 1995, generally reflects TCO's net income or loss for the period after certain adjustments. Equity in income of affiliates was $109,000 for the first quarter of 1998 compared to $247,000 for the first quarter of 1997. The smaller amount in the 1998 quarter reflects the significantly reduced revenues generated by TCO after Exstar's insurance company subsidiaries ceased issuing direct insurance in August 1996 and the management agreements with TCO were terminated. The Company anticipates that equity in income or losses of affiliates during 1998 will continue at a low level, as TCO is in complete run-off and consequently is expected to have virtually no revenues or expenses relating to operations. The Company believes, however, that additional equity in income of affiliates could be generated if TCO is successful in settling certain of its existing liabilities (other than liabilities to the Company) at less than their book values including TCO's obligations under the lease relating to office facilities at 311 South Wacker, Chicago, Illinois, which could generate income to the Company of as much as $600,000.

     Net (loss) income per share - basic and diluted was a loss of $0.10 for the first quarter of 1998, compared to income of $0.51 for the first quarter of 1997. The decrease was principally the result of the $3.5 million ($0.64 per share) of other income in the first quarter of 1997 generated principally by the settlement of the lawsuit against the Company's former independent auditors and the lag in earning premium and commissions. Had the increase in Alpine's Quota Share Arrangement participation to 50% and WESTCAP's generation of commission revenue been in place for a full year (thus offsetting the lag in premiums earned and net commissions), management believes the Company would have experienced net loss per share for the first quarter of 1998 in the range of a loss of approximately $0.05 to $0.02.


Liquidity and Capital Resources

      At March 31, 1998, cash and investments totaled $34.4 million, compared to $41.7 million at December 31, 1997. The decrease in cash and invested assets resulted principally from cash applied to operations. Cash applied to operations during the first quarter of 1998 was $6.9 million compared to $6.3 million for the first quarter of 1997. The continued high level of cash applied to operations in 1998 resulted principally from a continuing high level of payments of loss and loss adjustment expenses and policy acquisition and other expenses, and continued low premium revenues.

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

      At March 31, 1998, $13.7 million, or 20.5% of the Company's total assets, consisted of real estate mortgages and real estate investments. This compared to $14.0 million of such investments, comprising 18.2% of the Company's total assets at December 31, 1997. The Company's intent is to transfer most of such assets to Frontier if the sale of Alpine is consummated as currently contemplated, and if not to reduce the real estate mortgages and real estate owned investments in an aggressive but orderly manner.

     In order to fund the cash applied to operations during the first quarter of 1998 and during 1997, the Company liquidated investments at more accelerated rates than historically had been necessary. Net cash inflow from investing activities was $4.7 million for the first quarter of 1998 compared to $8.9 million for the first quarter of 1997.

      The total debt obligation of the Company as of March 31, 1998, was $1.0 million compared to $1.0 million as of December 31, 1997. Of this amount, less than $100,000 is due during 1998.

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

      The Company currently does not anticipate that it will issue direct insurance in the foreseeable future. Additionally, under the Quota Share Arrangement or any similar replacement reinsurance arrangement, including such an arrangement involving the Cayman Company, most of the premiums ultimately due to Alpine may be withheld by the Frontier Companies, reducing Alpine's cash available to satisfy current obligations. In March 1998, however, an understanding was reached between the Company and the Frontier Companies whereby some of the funds held by the Frontier Companies would be released to Alpine. By early May 1998, $3.0 million of such funds held had been released to Alpine. Management expects (but has no understanding with Frontier) that if the sale of Alpine should not be consummated, the Company may be able to obtain the accelerated release of some additional funds held over time. Investment income on the funds held by the Frontier Companies, although relatively insignificant, is being and will continue to be paid to Alpine. Should the Company not be able to obtain the release of additional funds held, or be obligated to replenish the funds previously released during 1998, the Company's liquidity would be adversely affected.

      Management anticipates that during 1998 the need to continue to liquidate investments as the Company's principal source of cash to fund its operations will be significantly diminished as a consequence of anticipated reduced net loss and loss adjustment expenses. Management believes that cash from (i) the release of funds held by the Frontier Companies, (ii) liquidation of real estate mortgages and real estate owned investments, (iii) reinsurance recoveries, (iv) investment income, (v) net premium collections and deductible and subrogation recoveries and (vi) reductions in the amounts of restricted cash and investments generally will be sufficient to fund payment of loss and loss adjustment expenses and other expenses. Cash received by the Company upon consummation of the sale of Alpine, should it occur as currently contemplated, also would be available for obligations of the Company. Such sale, additionally, would terminate the Company's obligation to fund Alpine's payment of losses.

      The Company's future financial condition and prospects are heavily dependent on the Company's maintaining or improving its relationships with Frontier. Should the Company's relationships with the Frontier Companies be discontinued, or their terms and conditions be changed in a manner materially adverse to the Company, the Company could experience significant losses.

      As of March 31, 1998, the Company had no off-balance sheet obligations or capital commitments that were not reflected in the Company's financial statements.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                           PART II - OTHER INFORMATION


Item 5.   Other Information

      As disclosed in the Company's 1997 Form 10-K, in view of Alpine's current financial condition and prospects, management has determined to seek to improve the Company's prospects by a transaction which would include a sale of Alpine to Frontier ("Potential Frontier Deal"). The Company has reached a general understanding with Frontier as to the general terms and conditions of the Potential Frontier Deal, and is in the process of negotiating binding agreements to accomplish the Potential Frontier Deal. Management believes, based on progress to date, that the Potential Frontier Deal is likely to be consummated during the second quarter of 1998, but there can be no assurance that the Potential Frontier Deal will be consummated as described in this Form 10-Q or at all.

      As the Potential Frontier Deal currently is contemplated, the initial purchase price paid by Frontier for Alpine would be approximately $8.9 million, consisting of the sum of (i) Alpine's statutory policyholders' surplus at December 31, 1997 ($5.3 million), (ii) the portion of the "Schedule P penalty" (the excess of regulatorily required loss and loss adjustment expense reserves over the reserves for such items reflected in Alpine's statutory financial statements) booked as a liability in Alpine's 1997 statutory financial statements attributable to insured events occurring in the 1995 accident year ($2.5 million), and (iii) an amount equal to 20% of Alpine's unearned premium reserve booked as a liability in its 1997 statutory financial statements ($1.1 million). A further purchase price payment is expected to be made in July 1999, based on further reductions in the Schedule P penalty, earned premium, certain potential subrogation recoveries and loss development, with a final purchase price calculation and payment to be made in July 2000, based principally on the estimated or actual statutory values of the Alpine assets and liabilities transferred in the sale.

     In addition, as the Potential Frontier Deal is currently contemplated: (i) the purchase price would be paid in cash, (ii) one-third of the purchase price initially would be withheld by Frontier as security for the Company's obligations, if any, to return any previously paid portions of the purchase price based on required purchase price adjustments, and (iii) the withheld portion of the purchase price would be released to the Company over a two year period, to the extent warranted based on purchase price adjustments. Additionally, under the Potential Frontier Deal as currently contemplated, the purchase price would be increased by up to $4.6 million with respect to certain net operating loss carryforwards transferred to Frontier with Alpine, as and to the extent Frontier actually recognizes the benefit of such loss carryforwards.

      For services proposed to be rendered by the Company in managing certain assets of Alpine transferred to Frontier pursuant to the proposed sale (principally mortgages, real estate and premium receivables), the Potential Frontier Deal currently contemplates that the Company would receive from Frontier, on a quarterly basis, all investment income earned on the Alpine assets transferred, reduced by an amount of investment income deemed earned by the Company on a portion of the purchase price paid by Frontier (calculated at an annual rate to be mutually agreed by the parties). The Potential Frontier Deal as currently contemplated also would require the Company, concurrently with the consummation of the sale, to purchase certain preferred stock currently owned by Alpine at a price of approximately $1 million (the current statutory book value of the preferred stock), and, at the request of Frontier at any time three years or more following the closing of the sale, to purchase from Frontier the two office buildings currently serving as the Company's headquarters in Solvang, California, at a price equal to their statutory book values as used in calculating the final purchase price. The Company would also have the right to acquire such office buildings from Frontier at any time following the sale of Alpine, at their most recently determined statutory book values.

     Additional terms and conditions of the Potential Frontier Deal currently would provide that pursuant to agreements to be entered into by the parties (i) the Company would, at the Company's cost, manage certain assets of Alpine transferred to Frontier pursuant to the sale (principally mortgages, real estate and premium receivables), (ii) the Company would handle claims incurred under policies written or reinsured by Alpine prior to the effective date of the sale, for compensation anticipated to be approximately the Company's cost, and (iii) the parties would enter into a new six-year production agreement (similar to the Limited Agency Agreements) under which the Company would produce certain insurance business for Frontier and under which the Frontier Companies would be granted a right of first refusal on certain business produced by the Company (subject to Frontier's agreement not to accept directly from the Company's production sources insurance business similar to that produced by the Company for the Frontier Companies). It is also currently contemplated that Frontier would give the Company the right to produce for the Frontier Companies any insurance programs written by them, provided that other entities have not previously been given the "exclusive" right to produce such programs.

     If the Potential Frontier Deal is consummated, the Company expects, subject to the approval of the Illinois DOI, that all debts owed to Alpine by the Company and any of its affiliates would be cancelled, including all debts owed to Alpine by Exstar and Claims Control, and all debts owed to Alpine by subsidiaries of TCO.

     If the Potential Frontier Deal is consummated as currently contemplated, individuals employed by Alpine prior to the sale would become employees of Exstar, WESTCAP or Claims Control following the sale. In addition, the portion of the Company's salary and overhead expenses previously borne by Alpine would be reallocated among Exstar and/or its remaining subsidiaries, including the Cayman Company discussed below, following the sale.

     In connection with consummation of the sale of Alpine, Exstar would expect to form the Cayman Company, and to capitalize such company initially with approximately $3.0 million (a portion of which may be comprised of the preferred stock required to be purchased by the Company from Alpine at the closing). As currently contemplated, a reinsurance agreement similar to the Quota Share Arrangement would be entered into between the Frontier Companies and the Cayman Company. As such agreement is currently contemplated, and subject to the Cayman Company's not assuming more premium than permitted by Cayman Islands insurance regulations, the Frontier Companies generally would cede to the Cayman Company a 50% quota share of lines of business deemed appropriate by the Company and produced by WESTCAP for the Frontier Companies. Because of restrictions on the Frontier Companies' abilities to reduce liabilities in their statutory financial statements with respect to losses ceded to the Cayman Company, the new reinsurance agreement likely would be structured on a funds held basis similar to the Quota Share Arrangement. It is further contemplated that the new reinsurance agreement would remain in effect during the term of the new production agreement between the Company and Frontier, and pursuant to the reinsurance agreement the Cayman Company would assume Alpine's obligation to make payments to TCO Holdings under the Service Agreement currently in force between Alpine and TCO Holdings.

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

     Consummation of the Potential Frontier Deal would be subject to receipt of regulatory approvals, including approval of the Illinois DOI. Although, based on informal discussions with the Illinois DOI, management believes that necessary regulatory approvals would be obtained, there can be no assurance that they will be obtained or that the Potential Frontier Deal will be consummated as contemplated or at all. Management believes the proposed sale of Alpine, the formation of the Cayman Company and the other transactions contemplated as the Potential Frontier Deal would be beneficial to the Company, for reasons described in Exstar's 1997 Form 10-K.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

   10.126      Limited Agency Agreement dated as of April 21,
               1998 between United Capitol Insurance Company and
               WESTCAP Insurance Services.

   10.127      Residential Lease dated as of October 1, 1997 between Exstar
               Financial Corporation and Peter J.
               O'Shaughnessy.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

                                  EXSTAR FINANCIAL CORPORATION


Date:  May 15, 1998               By  /S/ Mark Rosenberg
                                      -----------------------
                                      Mark Rosenberg
                                      Chief Financial Officer